Form 10-Q
period 1998-09-30
TUMBLEWEED INC
filed 1998-11-12
CIK 1064535

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                            ----------------------

                                  FORM 10-Q

                            ----------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                -------------


                       Commission file number 333-57931

                               TUMBLEWEED, INC
            (Exact name of registrant as specified in its charter)


           DELAWARE                                       61-1327945
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


               1900 Mellwood  Avenue,  Louisville,  Kentucky  40206
                    (Address of principal executive offices)

                                (502) 893-0323
             (Registrants telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practiciable date:

            Class                   Outstanding at November 10, 1998
        Common Stock                              13

                               TUMBLEWEED, INC.
                                    INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE
      Item 1.     Financial Statements
            Tumbleweed, Inc.
            a)    Balance Sheets as of September 30, 1998 and June 30,
                  1998                                                       1
            b)    Notes to Balance Sheets                                    1
            Tumbleweed, LLC
            a)    Statements of Income for the nine months and
                  three months ended September 30, 1998 and 1997             2
            b)    Balance Sheets as of September 30, 1998, December 31,
                  1997 and as of September 30, 1998 (Pro forma)              3
            c)    Statement  of Cash Flows for the nine months
                  ended September 30, 1998 and 1997                          4
            d)    Notes to Financial Statements                              5

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7

      Item 3.     Quantitative and Qualitative disclosures about
                  market risk                                               13

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                          14

Signature                                                                   15

ITEM 1.  FINANCIAL STATEMENTS

TUMBLEWEED, INC

Balance Sheets

                                                    September 30      June 30
                                                       1998             1998
                                                    ------------     -----------
                                                    (Unaudited)        (Note)
Assets
   Cash                                            $         130    $        130
                                                    ============     ===========
Total assets                                       $         130    $        130
                                                    ============     ===========


Stockholders' equity
            Preferred stock, $.01 par value,
                5,000,000 shares authorized; no
                shares issued and outstanding      $           -    $          -
            Common stock, $.01 par value,
                30,000,000 shares authorized;
                13 shares issued and outstanding               1               1
            Paid-in capital                                  129             129
                                                    ============     ===========
Total stockholders' equity                         $         130    $        130
                                                    ============     ===========


Note: The balance sheet as of June 30, 1998 has been derived from the audited balance sheet as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.


                               TUMBLEWEED, INC.

                     NOTES TO BALANCE SHEETS (Unaudited)
                               SEPTEMBER 30, 1998


1.  DESCRIPTION OF BUSINESS

Tumbleweed, Inc. (Company) was legally formed in December 1997 and capitalized on June 23, 1998 with the issuance of 13 shares of Company common stock at $10 per share. The Company has entered into an agreement with Tumbleweed, LLC, a Kentucky limited liability company (Tumbleweed), in which Tumbleweed will be merged with and into the Company subject to the sale in an initial public offering (IPO) of at least 700,000 shares of the Company's common stock. Tumbleweed owns and operates 24 restaurants in Kentucky, Indiana and Ohio, and franchises an additional 12 restaurants in Indiana, Illinois, Tennessee and Wisconsin. Tumbleweed also licenses two restaurants in Germany and one in Saudi Arabia. The Company and Tumbleweed are sometimes hereinafter referred to collectively as the "Company".

2.  BASIS OF PRESENTATION

The accompanying unaudited balance sheet has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation have been included. The September 30, 1998 balance sheet and footnote disclosures should be read in conjunction with the Form S-1 Registration Statement (No. 333-37931) effective September 9, 1998.

The Company's assets at September 30, 1998 consist solely of cash received in connection with the capitalization of the Company. The Company has not conducted any operations and all activities to date have related to the IPO and the anticipated merger with Tumbleweed. All expenditures related to the IPO have been funded and recorded by Tumbleweed. Accordingly, statements of operations, changes in stockholders' equity and cash flows would not provide meaningful information and have been omitted.




ITEM 1.  FINANCIAL STATEMENTS

TUMBLEWEED, LLC

Statements of Income (Unaudited)


                                           Nine Months Ended               Three Months Ended
                                             September 30                    September 30
                                     --------------------------     ---------------------------
                                       1998            1997            1998            1997
                                    ----------      ----------     -----------     -----------
Revenues:
     Restaurant sales              $29,064,352     $20,522,294     $10,516,721      $7,300,640
     Commissary sales                  752,644         785,428         249,303         189,437
     Franchise fees and royalties      566,871         357,173         182,257         125,455
     Other revenues                    406,850         280,604         157,223          95,694
                                     ----------      ----------     -----------     -----------
Total revenues                      30,790,717      21,945,499      11,105,504       7,711,226


Operating expenses:
     Restaurant cost of sales        8,470,147       6,072,111       3,084,617       2,171,263
     Commissary cost of sales          648,631         700,785         218,511         168,797
     Restaurant operating expenses  14,963,287      10,266,531       5,362,538       3,548,319
     Selling, general and
     administrative expenses         2,994,809       2,174,550       1,000,936         820,469
     Preopening amortization           537,319         437,428         230,411         128,170
     Depreciation and amortization   1,024,658         695,764         369,294         242,669
                                     ----------      ----------     -----------     -----------
Total operating expenses            28,638,851      20,347,169      10,266,307       7,079,687
                                     ----------      ----------     -----------     -----------


Income from operations               2,151,866       1,598,330         839,197         631,539


Other income (expense):
     Interest income                    45,827          46,827          14,799          15,185
     Interest expense                 (651,203)       (363,634)       (240,946)       (114,720)
                                     ----------      ----------     -----------     -----------
Total other expense                   (605,376)       (316,807)       (226,147)        (99,535)
                                     ----------      ----------     -----------     -----------


Net income                          $1,546,490      $1,281,523        $613,050        $532,004
                                     ==========      ==========     ===========     ===========

Pro forma income data:
     Net income as reported         $1,546,490      $1,281,523        $613,050        $532,004
     Pro forma income taxes           (556,736)       (461,348)       (220,698)       (191,521)
                                     ----------      ----------     -----------     -----------
     Pro forma net income             $989,754        $820,175        $392,352        $340,483
                                     ==========      ==========     ===========     ===========

     Pro forma net income per
       share-basic and diluted           $0.19           $0.16           $0.08           $0.07
                                     ==========      ==========     ===========     ===========
     Shares used in computing pro
       forma net income per share    5,145,000       5,145,000       5,145,000       5,145,000
                                     ==========      ==========     ===========     ===========


See accompanying notes.


TUMBLEWEED, LLC

Balance Sheets
                                                                                         Pro Forma
                                              September 30         December 31          September 30
                                                 1998                 1997                 1998
                                              ------------         ------------         ------------
                                              (UNAUDITED)                               (UNAUDITED)
Assets
Current assets:
     Cash and cash equivalents                   $255,335           $1,228,867             $255,335
     Accounts receivable                          308,793              346,700              308,793
     Note receivable from affiliate               100,000              100,000              100,000
     Inventories                                1,124,585              825,029            1,124,585
     Deferred preopening expenses                 678,596              267,100              678,596
     Prepaid expenses                             324,687              282,590              324,687
                                              ------------         ------------         ------------
       Total current assets                     2,791,996            3,050,286            2,791,996
                                              ------------         ------------         ------------

Property and equipment, net                    24,764,661           19,330,132           24,764,661
Note receivable from affiliate                    300,000              300,000              300,000
Goodwill, net of accumulated amortization
     of $412,542 as of September 30, 1998
     and $329,442 in 1997                       2,861,404            2,944,504            2,861,404
Other assets                                      798,080              443,559              798,080
                                              ============         ============         ============
       Total assets                           $31,516,141          $26,068,481          $31,516,141
                                              ============         ============         ============

Liabilities, Redeemable Member's Equity,
     Members' Equity, and Retained Earnings
     (Deficit)and Pro Forma Stockholders' Equity

Current liabilities:
     Accounts payable                          $1,192,897           $1,174,645           $1,192,897
     Accrued liabilities                        1,349,444              890,255            1,349,444
     Deferred income taxes                              -                    -              506,928
     Current maturities on long-term
       debt and capital leases                    772,349              509,779              772,349
                                              ------------         ------------         ------------
       Total current liabilities                3,314,690            2,574,679            3,821,618
                                              ------------         ------------         ------------

Long-term debt, less current maturities         9,171,945            5,750,841            9,171,945
Capital lease obligations, less current
     maturities                                 2,692,960            2,280,964            2,692,960
Deferred income taxes                                   -                    -               92,526
Other liabilities                                  98,087              118,584               98,087
                                              ------------         ------------         ------------
       Total long-term liabilities             11,962,992            8,150,389           12,055,518
                                              ------------         ------------         ------------

       Total liabilities                       15,277,682           10,725,068           15,877,136

Redeemable members' equity                     25,454,336           23,419,738            7,137,648
Members' equity                                     6,959                6,959                    -
Retained earnings (deficit)                    (9,222,836)          (8,083,284)                   -

Pro forma stockholders' equity
     Preferred stock, $.01 par value, 5,000,000
    shares authorized; no shares issued and
    outstanding                                         -                    -                    -
     Common stock, $.01 par value, 30,000,000
    shares authorized; 5,145,000 shares
    issued and outstanding                              -                    -               51,450
     Paid-in capital                                    -                    -            8,449,907
                                              ------------         ------------         ------------
       Total pro forma stockholders' equity             -                    -            8,501,357
                                              ------------         ------------         ------------
                                              $31,516,141          $26,068,481          $31,516,141
                                              ============         ============         ============

See accompanying notes.


TUMBLEWEED, LLC

Statements of Cash Flows (Unaudited)

                                                          Nine Months Ended
                                                             September 30
                                                    ----------------------------
                                                        1998            1997
                                                     -----------     ----------
Operating activities:
     Net income                                      $1,546,490      $1,281,523
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                     910,447         590,753
       Amortization                                     114,211         105,011
       Preopening amortization                          537,319         437,428
       Loss on disposition of property
         and equipment                                    9,981          13,291
       Changes in operating assets and liabilities:
         Accounts receivable                             37,907         234,357
         Inventories                                   (299,556)        (56,783)
         Deferred preopening expenses                  (948,815)       (148,003)
         Prepaid expenses                               (44,992)         64,925
         Other assets                                  (100,976)        (36,270)
         Accounts payable                                18,253         (25,363)
         Accrued liabilities                            459,189         259,918
         Other liabilities                              (20,497)              -
                                                     -----------     -----------
Net cash provided by operating activities             2,218,961       2,720,787

Investing activities:
     Purchases of property and equipment             (5,619,749)     (3,790,037)
                                                     -----------     -----------
Net cash used in investing activities                (5,619,749)     (3,790,037)

Financing activities:
     Proceeds from issuance of members' equity        1,162,929       1,776,357
     Distribution of members' equity                 (1,814,374)     (2,201,358)
     Proceeds from issuance of long-term debt         5,380,463       1,828,080
     Payments on long-term debt and capital
       lease obligations                             (2,020,001)       (480,061)
     Payment of public offering costs                  (281,761)        (35,860)
                                                     -----------     -----------
Net cash provided by financing activities             2,427,256         887,158
                                                     -----------     -----------

Net decrease in cash and cash
     equivalents                                       (973,532)       (182,092)

Cash and cash equivalents at beginning of
     period                                           1,228,867       1,031,709
                                                     ===========     ===========
Cash and cash equivalents at end of period             $255,335        $849,617
                                                     ===========     ===========

Supplemental cash flow information:
     Cash paid for interest, net of amount
       capitalized                                     $651,203        $363,634
                                                     ===========     ===========

Noncash investing and financing activities:
Property and equipment acquired by seller
     financing and capital lease obligation            $735,208               -
                                                     ===========     ===========

See accompanying notes.

                               TUMBLEWEED, LLC

                        NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998 (UNAUDITED)


(1)   BASIS OF PRESENTATION

      The accompanying financial statements have been prepared by the Company without audit, with the exception of the December 31, 1997 balance sheet which was derived from the audited financial statements included in the Company's Form S-1 Registration Statement. The financial statements include balance sheets, statements of income and statements of cash flows which have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These financial statements, note disclosures and other information should be read in conjunction with the Form S-1 registration statement number 333-57931 effective September 9, 1998.

      In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

(2)   SIGNIFICANT ACCOUNTING POLICIES

      In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position, "Reporting on the Cost of Start-Up Activities" (the "SOP") which requires adoption no later than the beginning of 1999. The Company's initial application of the SOP will require the write-off of deferred preopening costs ($678,596 at September 30, 1998) as of the date of adoption, and such write-off will be reported, on a net of tax basis, as the cumulative effect of a change in accounting principle. The Company is evaluating whether it will adopt this new standard in 1998 or 1999. After adopting the SOP, the Company will be required to expense preopening costs as incurred.



(3)   LONG-TERM DEBT
                                                                 September 30      December 31
                                                                     1998             1997
                                                                 --------------   ------------
Long-tern debt consists of:
Secured  $5,000,000  mortgage revolving line of credit note, bearing interest at prime rate plus .25% (8.50% at
         September 30, 1998), December 31, 2000                  $   4,192,147  $   3,260,391
Secured mortgage note payable bearing interest
         of 8.75% payable in monthly installments
         through February 15, 2008                                   1,000,000              -
Secured mortgage note payable bearing interest
         at prime rate plus 1.25% (9.50% at September
         30, 1998), payable in monthly installments
         through November 27, 2016                                     681,250        709,375
Secured mortgage note payable bearing interest
         at prime rate plus 1.00% (9.25% at September
         30, 1998), payable in monthly installments
         through October 1, 2017                                     1,089,611        133,937
Secured mortgage note payable bearing interest
         at commercial paper rate plus 3.00% (8.30%
         at September 30, 1998), due January 1, 2005                 1,133,333      1,200,000
Secured mortgage note payable, bearing interest
         at commercial rate plus 3.10% (8.40% at
         September 30, 1998), due May 1, 2005                          707,778              -
Other installment notes payable                                        804,392        733,280
                                                                   ------------   ------------
                                                                     9,608,511      6,036,983
Less current portion                                                   436,566        286,142
                                                                   ------------   ------------
Long-term debt                                                   $   9,171,945  $   5,750,841
                                                                   ============   ============

The Company's property and equipment collateralizes long-term debt.

(4)   ACCRUED LIABILITIES
                                                                   September 30   December 31
                                                                       1998           1997
                                                                   ------------   ------------
Accrued liabilities consist of:
Accrued payroll and related taxes                                 $     821,968  $     416,066
Accrued insurance and fees                                               46,569        120,800
Accrued taxes, other than income and payroll                            325,906        157,693
Gift certificate liability                                               35,908        127,922
Other                                                                   119,093         67,774
                                                                   ------------   ------------
                                                                  $   1,349,444  $     890,255
                                                                   ============   ============

(5)   RELATED PARTY TRANSACTIONS

      As of December 31, 1997, the Company had a capital investment in TW-Tennessee, LLC (TW-Tennessee) of $14,000. During the year the Company made an additional capital contribution of $23,700 bringing the total capital contribution to $37,700. Additionally, as of June 30, 1998, the Company had recorded minority share losses on its investment of $70,900. On September 30, 1998, the Company sold its 9.5% common member interest in TW-Tennessee for $25,000 to other members of TW-Tennessee, which resulted in a gain of $58,200 in the third quarter and a $12,700 loss on the Company's equity investment for the year.

      On September 30, 1998, the company entered into an agreement to purchase the land and building, including improvements, located at 3780 West Broad Street in Columbus, Ohio from West Broad Development, LLC, the lessor of the property. The purchase was made at fair market value supported by an independant appraisal. The Company, at the time of purchase, entered into a modification agreement with a local bank to modify an existing promissory note on the land and building. In modifying the promissory note the principal amount was increased to $1,000,000. At the time of the purchase, the Company terminated its capital lease obligation to West Broad Development, LLC.

(6)   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying pro forma balance sheet as of September 30, 1998 reflects the change in capitalization attributable to the conversion of the Company's members' interests into 5,145,000 shares of Tumbleweed, Inc. Common stock as if the IPO had closed on September 30, 1998 (excluding the effects of the offering proceeds). The pro forma balance sheet also reflects the deferred tax effects of the Company changing from a nontaxable to a taxable status. Such deferred tax effects will be included in income at the date the change in tax status occurs.

      Additionally, pro forma net income in the accompanying pro forma income data for the nine months and three months ended September 30, 1998 and 1997 reflects a pro forma adjustment to historical net income for federal and state income taxes at an assumed effective rate of 36%. Pro forma net income per share is computed based upon pro forma net income and the weighted average number of shares of common stock outstanding during the period assuming the conversion of the Company's members' interests into common stock as of the beginning of the period.

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

      The following discussion includes forward-looking statements about the Company and its business. For this purpose, words such as expects, believes, estimates, anticipates, plans and similar expressions are intended to identify forward-looking statements. This discussion also identifies important cautionary factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the availability and cost of financing and other events that affect the Company's restaurant expansion program, changes in food and other costs, changes in national, regional or local economic conditions, changes in consumer tastes, competitive factors such as changes in the number and location of competing restaurants, the availability of experienced management and hourly employees, and other factors set forth below.

General

      Of the 39 Tumbleweed restaurants as of September 30, 1998, the Company currently owns and operates 24 restaurants in Kentucky, Indiana and Ohio, franchises 12 restaurants in Indiana, Illinois, Tennessee and Wisconsin, and licenses two restaurants in Germany and one in Saudi Arabia. The Company anticipates opening two additional franchised restaurants in the United States, and two additional licensed restaurants outside of the United States by the end of 1998. The Company acquired the Tumbleweed business and other assets effective on January 1, 1995.

      Immediately before the offering, Tumbleweed, LLC will convert from a limited liability company into a C corporation by merging with Tumbleweed, Inc., a Delaware corporation formed on December 17, 1997. As a limited liability company, the Company has been treated as a partnership for income tax purposes and, accordingly, has incurred no federal or state income tax liability. The discussion of financial condition and results of operations included in the paragraphs that follow reflect a pro forma adjustment for federal and state income taxes that would have been recorded during these periods if the Company had been subject to corporate income taxes for the periods presented. The following section should be read in conjunction with the Form S-1 Registration Statement number 333-57931 effective September 9, 1998.

Results of Operations

       The following table sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated

                                          Nine Months Ended   Three Months Ended
                                            September 30,        September 30,
                                           1998     1997        1998      1997
                                          ------   ------      ------    ------
Revenues:
       Restaurant sales                    94.5 %   93.5 %      94.8 %    94.7 %
       Commissary sales                     2.4      3.6         2.2       2.5
       Franchise fees and royalties         1.8      1.6         1.6       1.6
       Other revenues                       1.3      1.3         1.4       1.2
                                          ------   ------      ------    ------
             Total revenues               100.0    100.0       100.0     100.0

Operating expenses:
       Restaurant cost of sales (1)        29.1     29.6        29.3      29.7
       Commissary cost of sales (2)        86.2     89.2        87.6      89.1
       Restaurant operating expenses (1)   51.5     50.0        51.0      48.6
       Selling, general and
             administrative                 9.7      9.9         9.0      10.6
       Depreciation and amortization        3.3      3.2         3.3       3.1
       Preopening amortization              1.7      2.0         2.1       1.7
                                         -------  -------    -------   -------

             Total operating expenses      93.0     92.7        92.4      91.8
                                         -------  -------    -------   -------
             Income from operations         7.0      7.3         7.6       8.2
Interest expense, net                      -2.0     -1.5        -2.1      -1.3
                                         -------  -------    -------   -------
             Net  income                    5.0 %    5.8 %       5.5 %     6.9 %
                                         =======  =======    =======   =======

Historical net income                       5.0 %    5.8 %       5.5 %     6.9 %
Unaudited pro forma income taxes (3)       -1.8     -2.1        -2.0      -2.5
                                         -------  -------    -------   -------

       Unaudited pro forma net income       3.2 %    3.7 %       3.5 %     4.4 %
                                         =======  =======    =======   =======

------------------------

(1)  As percentage of restaurant sales.
(2)  As percentage of commissary sales.
(3) The unaudited pro forma income taxes reflect the effect of Reorganization on the historical net income assuming the Company was taxed as a C corporation for income tax purposes with an assumed combined federal and state effective tax rate of 36%.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

      Total revenues increased by $8,845,218 or 40.3% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase in total revenues reflects the opening of eight additional Company-owned restaurants since September 30, 1997. Restaurant sales at Company-owned restaurants increased $8,542,058 or 41.6% for the nine months ended September 30, 1998 compared to the same period in 1997. Company-owned same store sales decreased by 0.3% for the nine months ended September 30, 1998.

      Commissary sales decreased by $32,784 or 4.2% for the nine months ended September 30, 1998, compared to the same period in 1997. This was primarily due to the decision to discontinue commissary sales of products not manufactured by the commissary.

      Franchise fees and royalties increased by $209,698 or 58.7% for the nine months ended September 30, 1998, compared to the same period in 1997. The increase was due primarily to $70,000 in franchise fees received upon the opening of two new franchised restaurants, $23,250 in territory fees received from international operations and additional royalties from three franchised restaurants opened since September 30, 1997.

      Other revenues increased by $126,246 or 45.0% for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to an increase in volume related purchasing rebates of approximately $141,000 and monies from the Ohio Bureau of Workers' Comp representing a return of invested premiums by the State of Ohio totaling approximately $143,000 in 1998. The increases were offset in part by $178,000 in insurance proceeds received in 1997.

      Restaurant cost of sales increased by $2,398,036 or 39.5% for the nine months ended September 30, 1998, compared to the same period in 1997. The increase was principally due to the opening of eight additional Company-owned restaurants. Restaurant cost of sales decreased as a percentage of sales by 0.5% to 29.1% for the nine months ended September 30, 1998 compared to 29.6% for the same period in 1997. This decrease resulted primarily from improved operating efficiencies in the commissary and lower product costs at restaurant level.

      Commissary cost of sales decreased $52,154 or 7.4% for the nine months ended September 30, 1998 compared to the same period in 1997. The decrease was primarily due to the decision to discontinue commissary sales of products not manufactured by the commissary. As a percentage to sales commissary cost of sales decreased 3.0%. This was due to lower ingredient costs for products sold by the commissary.

      Restaurant operating expenses increased by $4,696,756 or 45.7% in the nine months ended September 30, 1998 compared to the same period in 1997. The increase reflects the addition of eight Company-owned restaurants. Operating expenses increased as a percentage of restaurant sales to 51.5% for the nine months ended September 30, 1998 compared to 50.0% for same period in 1997 primarily due to a 1.4% increase in freight and a 0.6% increase in restaurant level promotional costs. These costs were offset in part by a 0.6% decrease in labor costs.

      Selling, general and administrative expenses increased by $820,259 or 37.7% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase was due in part to the addition of management and staff personnel during the nine months of 1998 to support the growing restaurant base. Because of the Company's restaurant growth plans management expects selling, general and administrative expenses to continue to increase during 1998 in absolute dollars.

      Preopening amortization increased $99,891 or 22.8% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase is due to the opening of eight additional Company-owned restaurants since September 30, 1997.

      Depreciation and amortization expense increased $328,894 or 47.3% in the nine months ended September 30, 1998 compared to the same period in 1997 due primarily to the addition of eight Company-owned restaurants.

      Net interest expense increased $288,569 or 91.1% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase resulted from increased borrowings to fund the growth in Company-owned restaurants.

      The pro forma adjustment provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for the periods presented. The combined effective tax rate is 36% for the nine months ended September 30, 1998 and 1997.

      As a result of the factors discussed above, pro forma net income in the nine months ended September 30, 1998 increased $169,579 or 20.7% compared to the same period in 1997. Pro forma net income per share increased to $0.19 or 20.7% in the first nine months of 1998 from $.16 in the first nine months of 1997.


COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

      Total revenues increased by $3,394,278 or 44.0% for the three months ended September 30, 1998 compared to the same period in 1997. The increase in total revenues reflects the opening of eight additional Company-owned restaurants. Restaurant sales at Company-owned restaurants increased $3,216,081 or 44.1% for the three months ended September 30, 1998 compared to the same period in 1997, and Company-owned same store sales decreased 1.5% for the three months ended September 30, 1998.

      Commissary sales increased by $59,866 or 31.6% for the three months ended September 30, 1998 compared to the same period in 1997. The increase is primarily due to the opening of three franchised and two international licensed restaurants since September 1997.

      Franchise fees and royalties increased by $56,802 or 45.3% for the three months ended September 30, 1998 compared to the same period in 1997. The increase was due primarily to $18,000 of territory fees received from the international franchise operations and additional royalties of $38,800 from the opening of three domestic franchise restaurants since September 30, 1997.

      Other  revenue  increased  by $61,529 or 64.3% for the three  months ended
September 30, 1998 compared to the same period in 1997. The increase is partially due to an increase in volume related purchasing rebates during the first three months of approximately $25,000. There was also an increase in miscellaneous income of approximately $27,000 from the health insurance loss participation program and the school queso program. The Company sold its investment in TW-Tennessee in 1998 which included a gain of approximately $58,200. The 1997 results include insurance proceeds received during the same period of 1997 of approximately $41,400.

      Restaurant cost of sales increased by $913,354 or 42.1% for the three months ended September 30, 1998 compared to the same period in 1997, principally due to having eight additional Company-owned restaurants open during the quarter. Restaurant cost of sales decreased as a percentage of sales by .4% to 29.3% for the three months ended September 30, 1998 compared to the same period in 1997. This decrease is primarily the result of improved operating efficiencies in the commissary and lower product costs at restaurant level.


      Commissary cost of sales increased $49,714 or 29.5% for the three months ended September 30, 1998 compared to the same period in 1997, primarily due to the addition of three franchise restaurants and two international licensed restaurants. Commissary cost of sales as a percentage of commissary sales decreased 1.5%. This decrease is primarily due to lower ingredient costs for products sold.


      Restaurant operating expenses increased by $1,814,219 or 51.1% in the three months ended September 30, 1998 compared to the same period in 1997, principally due to having eight additional Company-owned restaurants open. Operating expenses increased as a percentage of restaurant sales to 51.0% from 48.6% for the three months ended September 30, 1998 compared to the same period in 1997, primarily due to a 1.6% increase in freight and a .9% increase in restaurant level promotional costs.

      Selling, general and administrative expenses increased by $180,467 or 22.0% for the three months ended September 30, 1998 compared to the same period in 1997 due in part to the Company expanding its management and staff throughout 1998 reflecting the increased level of support necessary to support the growing restaurant base. The Company also increased advertising expense approximately $43,000 for the three months ended September 30, 1998 compared to the same period in 1997. Because of the Company's restaurant growth plans management expects these expenses to continue to increase during 1998 in absolute dollars.

      Preopening amortization increased $102,241 or 79.8% for the three months ended September 30, 1998 compared to the same period in 1997, due primarily to the addition of eight Company-owned restaurants since September 30, 1997.

      Depreciation and amortization expense increased $126,625 or 52.2% in the three months ended September 30, 1998 compared to the same period in 1997 due primarily to the addition of eight Company-owned restaurants since September 30, 1997.

      Net interest expense increased $126,612 or 127.2% for the three months ended September 30, 1998 compared to the same period in 1997. The increase resulted from increased borrowings to fund the growth in Company-owned restaurants.

      The pro forma adjustment provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for the periods presented. The effective tax rates are 36% for three months ended September 30, 1998 and 1997.

      As a result of the factors discussed above, pro forma net income in the three months ended September 30, 1998 increased $51,869 or 15.2% compared to the same period in 1997. Pro forma net income per share increased to $0.08 or 15.2% in the three months ended September 30, 1998 from $0.07 during the same period of 1997.

Liquidity and Capital Resources

      The Company's principal capital needs arise from the development of new restaurants, and to a lesser extent, maintenance and improvement of its existing facilities. The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings and lease financing. The following table provides certain information regarding the Company's sources and uses of capital for the Nine Months Ended September 30, 1998 and 1997.

                                                        Nine Months
                                                       Ended Sept 30,
                                                       --------------

                                                      1998        1997
                                                      ----        ----
Net cash provided by operations                    $2,218,961  $2,720,787

Purchases of property and equipment                $5,619,749  $3,790,037

Net distributions of                               $  651,445  $  425,001
 Members' equity

Net borrowings on long-                            $3,360,462  $1,348,019
 term debt and capital
 lease obligations

      The Company's single largest use of funds has been for capital expenditures consisting of land, building and equipment associated with its restaurant expansion program. The substantial growth of the Company over the period has not required significant additional working capital. Sales are predominantly cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

      Capital expenditures and preopening cost for the remainder of 1998 are estimated to range from $300,000 to $400,000 for the initial development costs of restaurants expected to open in early 1999. In addition, the Company plans to spend approximately $60,000 during the remainder of 1998 to renovate and replace equipment in existing restaurants.

      The Company will utilize mortgage, sale/leaseback and landlord financing, as well as equipment leasing and financing, for a portion of the initial development costs of restaurants to be opened in early 1999. The remaining costs will be financed though available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund the Company's expansion plans for the remainder of 1998.

      The Company has a $5.0 million revolving credit facility with National City Bank (the "Credit Facility"). As of September 30, 1998, the Company had outstanding borrowings under the Credit Facility of approximately $4.2 million. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

      In order to provide any additional funds necessary to pursue the Company's growth strategy, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Impact of Inflation

      The impact of inflation on the cost of food, labor, equipment, land and construction costs could affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Most of the leases also provide for increases in rent based on increases in the consumer price index when the leases are renewed. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in processing and cost controls and efficiencies at existing restaurants. Management believes that inflation had no significant impact on cost last year, primarily because the largest single item of expense, food costs, has remained relatively stable during this period.

Impact of Year 2000

      The Company has scheduled the replacement of certain of its older computer systems with hardware and software that has been certified to be Year 2000 compliant. The Company has also completed an assessment of its other computer systems and will modify or replace portions of its software so that its computer systems will function properly with respect to dates in or after the year 2000. The total Year 2000 project cost is estimated at approximately $270,000, which includes $255,000 for the purchase of new hardware and software that will be capitalized and $30,000 that will be expensed as incurred. To date, the Company has not incurred any expense relating to the Year 2000 project.

      The project is estimated to be completed not later than July 1999, which is prior to any anticipated impact on its operating systems. The Company believes that as a result of the installation of new hardware, the modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, inability of its computer systems to function accurately could have a material impact on the operations of the Company.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were based on numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


ITEM 3 Quantitative and Qualitative disclosures about market risk.

            None

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

       *2.1 Agreement and Plan of Merger, dated as of June 23, 1998, between Tumbleweed, LLC and Registrant

       *3.1     Certificate of Incorporation of Registrant

       *3.2     Bylaws of Registrant

      *10.1 Revolving Credit Loan Agreement, dated January 24, 1995, between Bank One, Kentucky, N.A. (f/k/a Liberty National Bank & Trust Company of Kentucky) and Registrant

      *10.2 Revolving Line of Credit Note, dated August 8, 1996, between Tumbleweed, LLC and National City Bank of
                Kentucky and related Loan Agreement

      *10.3 Master International License Agreement, dated August 29, 1997, between Tumbleweed International LLC and Tumbleweed, LLC

      *10.4     Employment Agreement between John A. Butorac, Jr. and
                Tumbleweed, Inc.

      *10.5     Employment Agreement between James M. Mulrooney and
                Tumbleweed, Inc.

      *10.6 Lease Agreement, dated August 28, 1997 between West Broad Development, LLC and Tumbleweed, LLC

      *10.7     Lease Agreement between Keller LLC and Tumbleweed LLC

      *10.8 Agreement and Assignment, dated April 20, 1995, between Keller LLC and Tumbleweed, LLC

      *10.9 Lease Agreement, dated April 1, 1995, between Douglas Ventures, Abfam, Inc. and Blue Door Bowling Green Joint Venture

      *10.10 Sublease Agreement, dated June 30, 1995, among Douglas Ventures, Abfam, Inc., Blue Door Bowling Green Joint Venture and Tumbleweed, LLC

      *10.11    Sublease Agreement, dated February 5, 1997, between
                TW  Dixie  Bash,  LLC  and  Tumbleweed,   LLC  (for
                Bardstown Road restaurant)

      *10.12 Sublease Agreement, dated February 5, 1997, between TW Dixie Bash, LLC and Tumbleweed, LLC (for Valley Station restaurant)

      *10.13 Asset Purchase Agreement, dated October 1, 1996, between Tex Mex To You, LLC and Tumbleweed, LLC

      *10.14 Commitment Letter, dated June 12, 1997, between CNL Fund Advisors, Inc. and TW Tennessee, LLC

      *10.15    Tumbleweed, Inc. 1998 Stock Option and Incentive
                Compensation Plan

      *10.16    Form of Standard Franchise Agreement for Tumbleweed, LLC

      *10.17    Articles of Incorporation of Tumbleweed Marketing Fund,
                Inc

      *10.18    By laws of Tumbleweed Marketing Funds, Inc.

      *10.19    Bonus Compensation Plan for Senior Executives

       27.1     Financial Data Schedule

      *99.1 Registration Rights Agreement between Tumbleweed, Inc. and Tumbleweed, LLC

        * Incorporated by reference to exhibits of the same number files with Form S-1 Registration No. 333-57931

      (b) Reports on Form 8-K

          Tumbleweed, LLC filed no reports on Form 8-K during the quarter ended September 30, 1998.

Items 1,2,3,4 and 5 are not applicable and have been omitted.



                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:        November 10, 1998             Tumbleweed, Inc.

                                    By: /s/ James M. Mulrooney
                                        ----------------------
                                           James M. Mulrooney
                                           Executive Vice President
                                           Chief Financial Officer