Form 10-Q/A
period 1998-09-30
TUMBLEWEED INC
filed 1999-01-29
CIK 1064535

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                      ----------------------

                           FORM 10-Q/A
                        (Amendment No. 1)
                      ----------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                          -------------

                 Commission file number 333-57931

                         TUMBLEWEED, INC.
      (Exact name of registrant as specified in its charter)

               DELAWARE                          61-1327945
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                   Outstanding at November 10, 1998
  Common Stock                              13


     Tumbleweed, Inc. hereby amends Part II, Item 2 to include the following:

Item2.    Changes in Securities and Use of Proceeds

     The Company's registration statement on Form S-1 became effective on September 9, 1998 (Reg. No. 333-57931). The Company registered a total of 6,345,000 shares of its common stock for issuance as follows:

     - Up to 1,200,000 shares to be offered by the Company in a "best efforts" initial public offering.

     - Up to 5,145,000 shares that may be sold from time to time after completion of the public offering by former members of Tumbleweed, LLC for their own accounts. In connection with the stock offering, the membership interests of these members are to be converted into a maximum of 5,145,000 shares of the Company's common stock in a reorganization to take effect immediately before, and subject to, completion of the stock offering.

     The stock offering, which commenced on September 9, 1998, will only close if a minimum of 700,000 shares are sold. As of September 30, 1998, the minimum number of shares had not been sold. The stock offering is scheduled to terminate if the minimum number of shares has not been sold on or before December 31, 1998, unless extended for up to an additional 90 days.

                           Signature

     Pursuant  to the  requirements  of the  Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: January 28, 1999           TUMBLEWEED, INC.

                                   By: /s/ James M. Mulrooney
                                       James M. Mulrooney
                                       Executive Vice President
                                        Chief Financial Officer