Form 10-K
period 1998-12-31
TUMBLEWEED INC
filed 1999-03-25
CIK 1064535

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
Commission file number     333-57931

                                TUMBLEWEED, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      61-1327945
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    1900 Mellwood Avenue
    Louisville, Kentucky                                  40206
-------------------------------             ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (502) 893-0323

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.01 per share

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 12, 1999, was approximately $20,326,020. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock. The market value calculation was determined using the $10.00 per share offering price of the Company's Common Stock in the initial public offering which closed in January, 1999, since the Company's Common Stock has not yet begun to trade on The Nasdaq Stock Market's Over The Counter Bulletin Board.

The number of shares of common stock, par value of $.01 per share, outstanding on March 12, 1999, was 5,881,543.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                        Documents from which portions are
Part of Form 10-K                       incorporated by reference
------------------                      ---------------------------------
     None                                              None


Exhibit Index: Page 31 - 32

                                 TUMBLEWEED, INC

                                     PART I



ITEM 1. BUSINESS

At December 31, 1998, the Company owned, franchised or licensed 43 Tumbleweed Southwest Mesquite Grill & Bar ("Tumbleweed") restaurants. The Company owned and operated 25 Tumbleweed restaurants in Kentucky, Indiana and Ohio. There were 13 franchised Tumbleweed restaurants located in Indiana, Illinois, Tennessee and Wisconsin, and five restaurants located outside the United States in Germany, Jordan and Saudi Arabia. Tumbleweed Southwest Mesquite Grill & Bar restaurants feature sophisticated Tex-Mex and mesquite grilled food served in a casual dining atmosphere evoking the American Southwest. Tumbleweed restaurants are open seven days a week (excluding certain holidays) for lunch and dinner and generally offer a full service bar.

THE TUMBLEWEED CONCEPT

Tumbleweed restaurants feature sophisticated Tex-Mex and mesquite grilled food served in a casual dining atmosphere evoking the American Southwest. The Tumbleweed menu offers both distinctively seasoned, spicier versions of popular Tex-Mex dishes, as well as an assortment of grilled steaks, ribs, pork chops, chicken and seafood selections. The Tumbleweed concept is designed to appeal to a broad range of customers by offering a wide selection of distinctive items at a broad range of price points while, in management's view, providing a consistent level of food quality and friendly and efficient service comparable or superior to that of other casual dining restaurants. Use of a centralized commissary system enhances Tumbleweed's ability to maintain consistently high food quality, minimizes restaurant kitchen space and equipment, reduces the need for skilled cooking personnel, and simplifies restaurant operations. The key elements of the Tumbleweed concept include the following:

ONE CONCEPT OFFERING TWO DISTINCTIVE MENUS. The Tumbleweed menu is intended to distinguish Tumbleweed from competing Mexican and casual dining concepts by offering both distinctively seasoned, spicier versions of burritos, enchiladas, tacos, salads, and other popular Tex-Mex dishes, as well as an assortment of grilled steaks, ribs, pork chops, chicken and seafood selections. Management believes this approach appeals to a broader segment of the population and encourages customers to visit the restaurants more often.

The Tumbleweed menu features distinctively seasoned versions of popular Tex-Mex dishes and mesquite grilled selections. Customers receive complementary chips and salsa, and can choose from a selection of appetizers including such Tumbleweed specialties as chile con queso and white chili, as well as guacamole, nachos, quesadillas, buffalo chicken strips and stuffed potato skins. The Tex-Mex menu offers burritos, enchiladas, tacos, tamales, chimichangas and other items served both individually and in various combination dinners accompanied by Mexican rice and refried, baked or black beans. Customers may also choose from an assortment of fajitas, ribs, chicken, steak, pork chops, and seafood prepared over an open gas-fired mesquite wood grill and served with Texas Toast, salad, and a choice of baked potato, southwest or ranch fries, Mexican rice, and refried, baked or black beans. Mesquite grilled items are available as sandwiches as well as entrees. A variety of specialty stuffed potatoes and salads featuring refried beans, seasoned beef, shredded or fried strips of chicken, mesquite grilled chicken or seafood, and other traditional ingredients rounds out the menu. The Company periodically introduces new items that complement its present menu selections.

Tumbleweed restaurants typically contain full-service bars offering a wide assortment of mixed drinks, wines, domestic and imported beers and featuring the Tumbleweed margarita. Alcoholic beverages accounted for approximately 12.0% of restaurant sales during 1998.

Tumbleweed's menu pricing is designed to create a strong perception of value by consumers. Prices for Tex-Mex dishes range from $1.59 for a single corn-shell taco to $11.79 for the Tumbleweed sampler dinner. Mesquite grilled items range from $5.79 for a hamburger to $15.99 for an 18 oz. USDA-choice porterhouse steak dinner. Tumbleweed also offers several daily lunch specials for less than $5.00. Seasonal promotions are also used to increase business during otherwise traditionally slow periods.

TARGETED ATMOSPHERE. Tumbleweed restaurants offer relaxed and comfortable surroundings where guests can enjoy a quality dining experience. Decorative features such as American Indian artifacts, cowboy memorabilia, wildlife replicas, rough-hewn timber and a creek stone fireplace in larger stores are used to evoke the feeling of the Great Southwest.

MAINTAINING A FAVORABLE PRICE-TO-VALUE RELATIONSHIP. Tumbleweed's pricing strategy is intended to appeal to value-driven customers as well as traditional casual dining customers. Tumbleweed offers a wide selection of distinctive items at a broad range of price points while, in management's view, providing a level of food quality and service comparable or superior to that of other casual dining restaurants. For 1998, the average check at a full-service Tumbleweed restaurant, including beverages, was approximately $8.10 for lunch and $10.20 for dinner. Management believes that this pricing approach, together with Tumbleweed's emphasis on variety and quality, creates a favorable price-to-value perception that can increase customer volume and generate more frequent repeat visits.

ACHIEVING TOTAL GUEST SATISFACTION. The Company is committed to providing prompt, friendly and attentive service and consistent food quality to its customers. Tumbleweed employs a quality control supervisor independent of its Operations division who evaluates the operations of the Company-owned and franchised restaurants on a regular basis to ensure that each restaurant is following the specified operations procedures. The Company also uses a "mystery shopper" program to compare actual performance of restaurants to Tumbleweed standards and solicits comment cards from customers to monitor and modify restaurant operations.

OPERATING STRATEGY

The Company uses the following key operating strategies to make certain that the Company exceeds the expectations of its customers:

TARGET FOR TOTAL GUEST SATISFACTION. Tumbleweed's organizational and management philosophy is based on seven core values and a commitment to Total Guest Satisfaction ("TGS"). The Company's training procedures are intended to instill in all managers and employees an appreciation of the core values and to encourage a shared commitment to TGS.

COMMITMENT TO ATTRACTING AND RETAINING QUALITY EMPLOYEES. By providing extensive training and attractive compensation, and by emphasizing clearly defined organizational values, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company has a monthly cash bonus program based on attaining sales growth and related performance goals on a restaurant-by-restaurant basis for each restaurant's management team.

CONSISTENT HIGH QUALITY FOOD PREPARATION. The Company is committed to offering distinctive Tex-Mex and mesquite grilled foods to customers at reasonable prices through the use of a commissary-based system. Management believes that the use of a central commissary provides a significant strategic and competitive advantage to the Company by enhancing the Company's ability to maintain consistently high food quality, minimizing restaurant kitchen space and equipment, and reducing the number of skilled cooking positions. The system also enables restaurant managers and kitchen staff to focus on the final preparation of menu items to Tumbleweed standards.

Whenever feasible, the cooked ingredients used in Tumbleweed menu selections, such as ground beef, chile con queso, and Mexican beans, are prepared in advance at the commissary according to procedures designed to extend shelf life without the addition of preservatives. The kitchen staff at each restaurant uses commissary-supplied and other fresh ingredients for the final preparation of individual orders. Management believes this system enhances the Company's ability to maintain rigorous operational and food preparation procedures and stringent product shelf life standards. The commissary operates according to stringent quality control standards and is subject to a daily inspection by a USDA inspector on the premises. The Company maintains a contingency plan under which centralized food preparation could be quickly resumed at another company's facility should the commissary be rendered inoperative by weather or other disaster.

GROWTH STRATEGY

The Company's strategy for growth will focus on the further development of new and existing markets by both the Company and franchisees. Since acquiring the Tumbleweed concept in 1995, the Company has added new Company-owned and franchised restaurants, while developing the infrastructure necessary to support its growth strategy. This approach has given management an opportunity to validate the Tumbleweed concept, refine operating systems, design and develop prototype restaurant buildings of different sizes and build a team of experienced corporate managers needed to support future internal and franchise growth. The following are key elements of the Company's expansion strategy:

OPENING RESTAURANTS IN TARGET MARKETS. The Company targets mid-sized metropolitan markets, initially concentrating in the Midwest, Mid-Atlantic and Southeast regions, where income levels and the presence of shopping and entertainment centers, offices and/or colleges and universities indicate that a significant base of potential customers exists. Management considers the feasibility of opening multiple restaurants in a target market, which offers greater operating and advertising efficiency. As the Company adds additional restaurants in a target market, there may be short-term decreases in same store sales. However, management believes this clustering strategy can enhance long-term performance through economies of scale and shared advertising expenses. Management also views smaller markets with fewer competing casual dining restaurants as presenting growth opportunities for the Company. Management believes that its target markets are less competitive than major metropolitan markets in terms of both site acquisition costs and number of casual dining restaurant options.

SELECTING AND DEVELOPING QUALITY RESTAURANT SITES. In selecting potential restaurant sites, management analyzes a variety of factors, including, but not limited to, local market demographics, site visibility, competition in the vicinity, and accessibility and proximity of significant generators of potential customers such as major retail centers, hotels, universities, and sports and entertainment facilities. The acquisition of sites may involve leases, purchases, and joint venture arrangements, and will require either the construction of new buildings or the conversion of existing buildings. The site selection process is conducted by Company management and other employees, as well as with the assistance of consultants when deemed advisable. The Company believes that its site selection strategy and procedures, together with its menu and pricing strategies, its commitment to quality food products and excellent service, and its advertising, marketing and promotional efforts, will enhance its ability to generate its anticipated customer volumes.

FRANCHISING. The Company expects that continued growth will come from the further development of new and existing markets by both the Company and franchisees. The Company intends to pursue an active franchising program with current and new franchisees under controlled guidelines. The Company offers franchisees both rights to develop individual restaurants as well as area development rights for the establishment of more than one new restaurant over a defined period of time and in a defined geographic area. The specific locations of the restaurants are subsequently designated by the Company and the franchisee in separate franchise agreements. Under the standard area development agreement currently in use, a franchisee is required to pay at the time the agreement is signed a non-refundable fee of $5,000 per potential restaurant in the defined geographic area, to be applied against the initial franchise fee payable for each restaurant. The Company's current area development agreement also provides for a franchise fee of $35,000 for each restaurant. The franchise fee is due when the franchise agreement for a restaurant is signed. Each franchise agreement generally provides for royalties of three to five percent of restaurant sales, minimum marketing expenditures of 2.0% of gross sales, and a twenty-year term. All franchisees are required to operate their Tumbleweed restaurants in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Under its criteria for selecting new franchisees, Tumbleweed requires that potential franchisees have adequate capital, experience in the restaurant industry, and access to locations suitable for development. Except for locations managed directly by the Company, the Company generally requires that a franchisee have a principal operator with at least a ten percent ownership interest who must devote full time to the restaurant operation. In addition, the Company may acquire restaurants from its franchisees from time to time.

MATCHING INVESTMENT TO SALES POTENTIAL. When developing a new Tumbleweed restaurant, the Company generally uses one of three prototype designs management believes is best suited to a particular site. The Company's Mini, Midi and Maxi prototype restaurants accommodate approximately 150, 225, and 265 guests, respectively. Each size restaurant offers full service casual dining and a menu containing a wide assortment of Tex-Mex and mesquite grilled selections. Management believes that the use of multiple prototypes permits the Company to more closely match the investment in a restaurant site with the site's estimated sales potential. These factors allow for more efficient utilization of financial resources by the Company and its franchisees.

During 1998, the Company opened 8 new Company-owned restaurants and 3 new Franchised restaurants in the following areas:

     COMPANY OWNED                      FRANCHISEE OWNED
     Louisville, KY (2)                 Nashville, TN (2)
     Columbus, OH (3)                   Clarksville,  TN (1)
     Dayton, OH (1)
     Cleveland, OH (1)
     Zanesville, OH (1)

The Company's international licensee also opened four new licensed restaurants during 1998 in Germany, Jordan and Saudi Arabia. During 1998 and subsequent to
December 31, 1998, a franchisee elected to close two restaurants in Murfreesboro, Tennessee, and Cookeville, Tennessee, which had been converted from the Barbwire Restaurant concept to the Tumbleweed concept. Management believes that these two locations failed to overcome a negative public perception of the Barbwire concept.

RESTAURANT DESIGN

USING PROTOTYPE RESTAURANT DESIGNS. Tumbleweed full service restaurants have historically proven successful in several different formats and sizes. It is anticipated that new units will be full service restaurants employing one of three basic prototype designs. Management believes using multiple prototype designs allows greater flexibility to match the investment by the Company or its franchisees with the revenue potential of a particular restaurant site. Each prototype generally contains a full-service bar and utilizes the distinctive "Old West" logo and motif that has characterized Tumbleweed restaurants for several years.

Management believes the Company's prototype designs can be adapted for developing Tumbleweed restaurants in existing structures. This capability may give the Company access to quality sites not otherwise available and may reduce the time or expense of development in certain circumstances.

RESTAURANT OPERATIONS

RESTAURANT MANAGEMENT. The Company employs area directors who are responsible for supervising the operations of Tumbleweed restaurants within their geographic region and the continuing development of each restaurant's managers and employees. Through regular visits to the restaurants, the area directors ensure that the Tumbleweed concept, strategies, core values and standards of quality are being observed in all aspects of restaurant operations. Area directors are chiefly responsible for the implementation of the TGS program.

Each of the Company's restaurants has one general manager, one kitchen manager and from one to three assistant managers, based on restaurant volume. The general manager of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant, including sales, physical plant, financial controls and training, and is responsible for maintaining the standards of quality and performance established by the Company. In selecting managers, the Company generally seeks persons who have significant prior experience in the restaurant industry as well as employees who have demonstrated managerial potential and a commitment to the Tumbleweed concept and philosophy. The Company seeks to attract and retain high caliber managers and hourly employees by providing them with competitive salaries, monthly bonuses and a casual, entertaining and challenging working environment.

COMPREHENSIVE TRAINING AND DEVELOPMENT. The Company has developed a comprehensive training program for managers and hourly employees. Managers are required to complete an eight-week initial training course and regular training programs. The course emphasizes the Company's culture, commitment to TGS, operating procedures and standards, and internal controls.

The general managers and the area directors are responsible for selecting and training hourly employees at each restaurant. The Company employs training coordinators to assist with training and development of employees. Before the opening of each new restaurant, one of the Company's training managers leads a team of experienced employees to train and educate the new employees. The training period for new employees includes 10 days of general training prior to opening and one week of on-the-job supervision at the new Tumbleweed restaurant. Ongoing employee training remains the responsibility of the general manager and training coordinator of each restaurant under the supervision of the area director.

RESTAURANT REPORTING. The Company closely monitors sales, costs of food and beverages, and labor at each of its restaurants. Management analyzes daily and weekly restaurant operating results to identify trends at each location, and acts promptly to remedy negative trends where possible. The Company uses an accounting and management information system that operates at the restaurant level to ensure the maintenance of financial controls and operations. Administrative staff prepare daily reports of sales, labor and customer counts. Cost of sales and condensed profit and loss statements compiled bi-monthly by store-level personnel and monthly by the Company's accounting department are provided to management for analysis and comparison to past performance and budgets. The Company uses a specialized software system to measure theoretical food costs against actual costs. To improve its performance analysis capabilities, the Company is upgrading the system to schedule hourly labor based on projected sales per half-hour. The goal is to ensure the proper number of employees to service our guests.

SUPPORT OPERATIONS

COMMISSARY OPERATIONS. Use of a centralized commissary system enhances Tumbleweed's ability to maintain consistently high food quality, minimizes the kitchen space and equipment needed at each restaurant, reduces the need for highly skilled cooking personnel, and simplifies restaurant operations. Managers and kitchen staff at each restaurant focus on the final preparation of menu items to Tumbleweed standards. The Company operates its commissary principally to enhance food quality and operational efficiency of Company-owned and franchised restaurants. Management believes this approach increases Tumbleweed's ability to offer its customers a consistently high level of food quality at a moderate price.

The commissary system operates principally to enhance food quality and operational efficiency of Tumbleweed restaurants. The commissary charges an amount approximately equal to its cost for the items it supplies to Company-owned and franchised restaurants. The Commissary sometimes contracts for the production of food products for other companies, and has granted the right to an outside food producer to produce and market in grocery stores a chili con queso product utilizing the "Tumbleweed" name and recipe for which the Company receives a royalty based upon production and sales.

DEVELOPMENT AND CONSTRUCTION. The Company maintains an in-house construction and development department to assist in the site selection process, develop architectural and engineering plans and oversee new construction. The Vice
President of Marketing and Development and the President of the Company, together with Company management, analyze prospective sites and maintain a
database  of  possible  sites.  Once  a  site  is  selected,   the  Director  of
Construction oversees the zoning process, obtains all required governmental permits, develops detailed building plans and specifications and equips the restaurants.

ADVERTISING AND MARKETING. The Company uses radio, print, billboard, and direct mail advertising in its various markets, as well as television advertising in certain larger markets. The Company also engages in a variety of other promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of the Company's restaurants. The cost associated with these promotional activities in 1998 was approximately 2.6% of sales.

RESTAURANT  LOCATIONS

At December 31, 1998, the Company owned and operated 25 Tumbleweed restaurants. The following table sets forth the location (including the number of restaurants at each location) of these 25 restaurants:

                                                NO. OF
STATE             LOCATION                    RESTAURANTS
-----             --------                    -----------

Indiana           Evansville                      1
Indiana           Terre Haute                     1
Kentucky          Bowling Green                   1
Kentucky          Elizabethtown                   1
Kentucky          Florence                        1
Kentucky          Frankfort                       1
Kentucky          Louisville                      7
Kentucky          Owensboro                       1
Ohio              Chillicothe                     1
Ohio              Columbus                        3
Ohio              Hamilton                        1
Ohio              Heath                           1
Ohio              Mason                           1

                                                NO. OF
STATE             LOCATION                    RESTAURANTS
-----             --------                    -----------

Ohio              Springdale                      1
Ohio              Springfield                     1
Ohio              Wooster                         1
Ohio              Zanesville                      1
                                                 --
                  TOTAL                          25
                                                 ==

FRANCHISED RESTAURANTS

As of December 31, 1998, the Company had three franchisees. TW-Indiana, LLC owned and operated five franchised restaurants in New Albany, Floyd Knobs and Salem, Indiana, and Lexington, Kentucky. Subsequent to December 31, 1998,
TW-Indiana opened a franchised Tumbleweed restaurant in Seymour, Indiana. Diamondback Management Corp. owned and operated four franchised restaurants in Appleton, Milwaukee and Madison, Wisconsin, and Rockford, Illinois. During 1998, TW-Tennessee, LLC, owned and operated five restaurants in Hendersonville, Nashville, Murfreesboro, Cookeville and Clarksville, Tennessee, although prior to December 31, 1998, the franchisee elected to close the Murfreesboro, Tennessee restaurant, and subsequent to December 31, 1998, elected to close the Cookeville, Tennessee restaurant. Further, subsequent to December 31, 1998, TW-Tennessee, LLC opened a franchised Tumbleweed restaurant in Hermitage, Tennessee.

INTERNATIONAL LICENSING AGREEMENT

The Company has entered into a license agreement (the "International Agreement") with Tumbleweed International, LLC ("International"), a restaurant developer based in Brussels, Belgium, to develop Tumbleweed restaurants outside of the Western Hemisphere. As of December 31, 1998, International was operating its restaurants in Erlanger, Frankfort and Vilsek, Germany, Amman, Jordan, and Jeddah, Saudi Arabia as Tumbleweed restaurants. See "Certain Transactions -- Tumbleweed International LLC."

The International Agreement also contains certain provisions relating to quality control, restrictions on ownership of and participation in competing businesses by International and its principals. The International Agreement grants the Company a right of first refusal if International proposes to sell or assign its rights under the Agreement, or to sell equity interests in International.

SERVICE MARKS

The Company owns various service marks and trademarks that are registered on the Principal Register of the United States Patent and Trademark Office. The Company regards its service marks and trademarks as having significant value and being an important factor in the development of the Tumbleweed concept. The Company's policy is to pursue and maintain registration of its service marks and trademarks whenever possible and to oppose vigorously any infringement or dilution of its service marks and trademarks.

GOVERNMENT REGULATION

The Company is subject to a variety of federal, state and local laws. The Company's commissary is licensed and subject to regulation by the USDA. Each of the Company's restaurants is subject to permitting, licensing and regulation by a number of government authorities, including alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

Approximately 12.0 % of the Company's restaurant sales were attributable to the sale of alcoholic beverages for the year ended December 31, 1998. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

The failure of a restaurant to obtain or retain liquor or food service licences would have a material adverse effect on the restaurant's operations. To reduce this risk, each Company restaurant is operated in accordance with procedures intended to assure compliance with applicable codes and regulations.

The Federal Americans With Disabilities Act (The "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company currently designs its new restaurants to be accessible to the disabled, and believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled, and the Company does not currently anticipate that such compliance will require the Company to expend substantial funds.

The Company is subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, as well as excess liability coverage. The Company has never been named as a defendant in a lawsuit involving "dram shop" liability.

The Company's restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters, over which the Company has no control. Significant numbers of the Company's service, food preparation and other personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase the Company's labor costs.

The  development  and  construction  of  additional  restaurants  are subject to
compliance  with  applicable  zoning,   land  use  and  environmental  laws  and
regulations.

EMPLOYEES

As of December 31, 1998, the Company had approximately 2,200 employees, of whom 43 are executive and administrative personnel, 90 are restaurant management personnel, and the remainder are hourly restaurant and commissary personnel. Many of the Company's hourly restaurant employees work part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

We make various forward-looking statements about our business in this report. When making these forward-looking statements, we use words such as expects, believes, estimates, anticipates, plans and similar expressions to identify them. We also identify important cautionary factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the availability and cost of financing and other events that affect our restaurant expansion program, changes in food and other costs, changes in national, regional or local economic conditions, changes in consumer tastes, competitive factors such as changes in the number and location of competing restaurants, the availability of experienced management and hourly employees, and other factors set forth below. We do not have any obligation to revise any of these forward-looking statements for events occurring after the date of this report or for unanticipated events.

EXPANSION RISKS. Since 1995, the Company has grown while developing the operational systems, internal controls, and management personnel that management believed was necessary to support its plans for continued expansion. In the course of expanding its business, the Company will enter new geographic regions in which it has no previous operating experience. There can be no assurance that the Tumbleweed concept will be viable in new geographic regions or particular local markets. In addition, when feasible, the Company intends to open multiple restaurants in a target market to achieve operating and advertising efficiencies. Although such "clustering" of restaurants in a market may adversely affect same store sales in the short term, management believes clustering can enhance long-term performance.

The continued growth of the Company's business will depend upon its ability to open and operate additional restaurants profitably, which in turn will depend upon several factors, many of which are beyond the control of the Company. These factors include, among other things, the selection and availability of suitable locations, negotiations of acceptable lease, purchase and/or financing terms, the timely construction of restaurants, the securing of required governmental permits and approvals, the employment and training of qualified personnel, and general economic and business conditions. The Company's ability to expand into new geographic regions is also dependent upon the Company's ability to expand its existing commissary facilities or open and successfully operate additional commissaries, as may be necessary to support additional restaurants. There can be no assurance that the Company will be successful in achieving its growth plans or managing its expanding operations effectively, nor can there be any assurance that new restaurants opened by the Company will be operated profitably.

RESTAURANT BASE. The Company currently operates 25 Tumbleweed restaurants, some of which have been open for less than one year. Consequently, the sales and earnings achieved to date by these Tumbleweed restaurants may not be indicative of future operating results. Moreover, because of the number of restaurants currently operated by the Company, poor operating results at a small number of restaurants could negatively affect the profitability of the entire Company. An unsuccessful new restaurant or unexpected difficulties encountered during expansion could have a greater adverse effect on the Company's results of operations than would be the case in a restaurant company with more restaurants. In addition, the Company leases certain of its restaurants. Each lease agreement provides that the lessor may terminate the lease for a number of reasons, including if the Company defaults in payment of any rent or taxes or breaches any covenants or agreements contained in the lease. Termination of any of the Company's leases pursuant to such terms could adversely affect the Company's results of operations.

CHANGES IN FOOD AND OTHER COSTS; SUPPLY RISKS. The profitability of the Company is significantly dependent on its ability to anticipate and react to changes in food, labor, employee benefits and similar costs over which the Company has no control. Specifically, the Company is dependent on frequent deliveries of produce and fresh beef, pork, chicken and seafood. As a result, the Company is subject to the risk of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability, quality and cost of such items. While in the past management has been able to anticipate and react to changing costs through its purchasing practices or menu price adjustments without a material adverse effect of profitability, there can be no assurance that it will be able to do so in the future.

INDUSTRY RISKS. The restaurant business is affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor, energy and employee benefit costs, fluctuating insurance rates, national, regional and local regulations, regional weather conditions, and the availability of experienced management and hourly employees also may adversely affect the restaurant industry in general and the Company's restaurants in particular.

COMPETITION. The restaurant industry is intensely competitive with respect to price, service, location and food quality. The Company will compete with a variety of other casual full-service dine-in restaurants, fast food restaurants, take-out food service companies, delicatessens, cafeteria-style buffets, and other food service establishments. The number of value- oriented, casual dining restaurants has increased in the past few years, and competitors include national and regional chains, franchisees of other restaurant chains, and local owner-operated restaurants. Many competitors have been in existence longer, have a more established market presence, and substantially greater financial, marketing, and other resources than the Company. A significant change in pricing or other business strategies by one or more of the Company's competitors, including an increase in the number of restaurants in the Company's territories, could have a materially adverse impact on the Company's sales, earnings and growth.

GOVERNMENT REGULATION. The restaurant business is subject to extensive national, state, and local laws and regulations relating to the development and operation of restaurants, including those regarding the sale of alcoholic beverages, building and zoning requirements, the preparation and sale of food and employer-employee relationships, such as minimum wage requirements, overtime, working and safety requirements, and citizenship requirements. In addition, the Company is subject to regulation by the Federal Trade Commission and must comply with certain state laws that govern the offer, sale, and termination of franchises, the refusal to renew franchises, and the scope of noncompetition provisions. The failure to obtain or retain food or beverage licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage), or other costs associated with employees, could adversely affect the Company.

EXECUTIVE OFFICERS

The following table lists the executive officers of the Company, who serve at the pleasure of the Board of Directors. There are no family relationships among any officers of the Company.


Name                               Age     Position
-----------                        ---     -------------
John A. Butorac, Jr. ........      50      President, Chief Executive Officer,
                                             and Director
James M. Mulrooney ..........      47      Executive Vice President, Chief
                                             Financial Officer, and Director
John Brewer .................      46      Vice President of Operations
Wayne P. Jones ..............      56      Vice President of Marketing and
                                             Development
Gary Snyder..................      44      Vice President - Company Operations
Glennon F. Mattingly.........      47      Vice President - Controller
Gregory A. Compton...........      38      Vice President, Secretary and General
                                             Counsel

John A. Butorac, Jr. has served as President and Chief Executive Officer of the Company since it was formed in November 1994, and is a Director of the Company. From October 1991 to January 1995, Mr. Butorac served in various capacities with Tumbleweed Mexican Food Inc., including as Director of Operations and Director of Corporate Development. During his association with Tumbleweed, Mr. Butorac has been responsible for developing Tumbleweed's business and expansion plans and for implementing various operational systems needed to support growth. Since beginning his career in the restaurant industry in 1971, Mr. Butorac has served at various times as a senior operations executive, consultant, and restaurant owner and operator for such restaurants as KFC, Zapata/Zantigo Mexican Restaurants, Fuddrucker, Inc., Chi-Chi's, Inc., Rib Tavern, Inc. and Two Peso Mexican Cafes. Mr. Butorac has 28 years of restaurant management experience.

James M. Mulrooney has served as Executive Vice President and Chief Financial Officer of the Company since it was formed in November 1994, and is a Director of the Company. From November 1988 to August 1994, Mr. Mulrooney was Senior Vice President of Finance, Vice President and Treasurer of NTS Corporation, a regional real estate development firm headquartered in Louisville, Kentucky. From May 1982 to June 1988, Mr. Mulrooney held various positions with Chi-Chi's, Inc., including four years as Vice President and Treasurer, where he was responsible for developing the company's accounting systems, public financings, and acquisitions. Before beginning his career in the restaurant industry in 1978, Mr. Mulrooney served for four years with the public accounting firm of Alexander Grant & Company. Mr. Mulrooney has 16 years of restaurant management experience.

John Brewer has served as Vice President of Operations for the Company since April 1996. From 1993 to 1996, Mr. Brewer was the President and Chief Executive Officer of East Side Restaurants, LLC, which operates nine restaurants in Phoenix, Arizona. Mr. Brewer previously served for 15 years with Bob Evans
Farms, Inc., where he served as Vice President and Regional Director of Restaurant Operations with responsibility for developing new markets and increasing sales and profit in existing markets in a six-state region, as well as in other capacities. Mr. Brewer has 22 years of restaurant management experience.

Wayne P. Jones joined the Company as Vice President of Marketing and Development in August 1997 after concluding four years as Executive Director and Chief Executive Officer of the Pizza Hut Franchise Association, comprising 3,300 Pizza Hut restaurants. Mr. Jones began his career in the restaurant industry in 1969. At various times, he has served as President of Marcus Restaurants, Senior Vice President of Marketing and Development at Chi-Chi's, Inc., President of General Mills' Casa Gallardo Mexican Restaurant division, and Vice President of Marketing for Kentucky Fried Chicken. Mr. Jones has also held positions as
Adjunct Professor of Marketing and Entrepreneurship at Indiana University-Southeast and the Barton School of Business at Wichita State University. Mr. Jones has 29 years of restaurant management experience.

Gary Snyder joined the Company as Director of Training and Human Resources in June 1996 and was appointed Vice President of Company Operations in April 1998. Mr. Snyder previously served for 17 years with Bob Evans Farms, Inc. where he was responsible for restaurant operations and human resources. Mr. Snyder has 19 years of restaurant management experience.

Glennon F. Mattingly joined the Company as Controller in March 1995 and was named Vice President-Controller in April 1998. Before coming to Tumbleweed, Mr. Mattingly held various positions with Chi-Chi's, Inc. including six years as Director of Budgeting and Financial Analysis. Before beginning his career in the restaurant industry in 1984, Mr. Mattingly served with the public accounting firm Deloitte, Haskins and Sells for two years and taught accounting at Trinity High School in Louisville, Kentucky for seven years. Mr. Mattingly has 14 years of restaurant management experience.

Gregory A. Compton joined the Company in June 1998 as Vice President, Secretary and General Counsel. From March 1992 to June 1998, Mr. Compton served as Senior Vice President, Secretary and General Counsel of NTS Corporation, a regional real estate development firm headquartered in Louisville, Kentucky. Prior to his employment with NTS Corporation, Mr. Compton practiced as an attorney in the Real Estate and Corporate Finance department of Greenebaum, Doll & McDonald, a Louisville, Kentucky law firm. Mr. Compton has represented and been a principal of a restaurant franchisee unrelated to the Company for the last four years.

SEGMENT INFORMATION

The  Company  has  three  reportable  segments:   restaurants,   commissary  and
corporate. The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from the sale of food products to the general public. The commissary segment derives its revenues from the sale of food products to Company owned and franchised restaurants. The corporate segment derives revenues from sale of franchise rights, franchise royalties and related services used in restaurant operations, and contains the selling, general and administrative activities of the Company.

Generally, the Company evaluates performance and allocates resources based on net income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in Note 2 to the Company's Financial Statements contained elsewhere herein.

Segment information for the years ended December 31 is as follows:

1996:

                                       Restaurant    Commissary     Corporate      Totals
Revenues from external customers      $23,284,007   $ 1,795,529   $   652,187    $25,731,723
Intersegment revenues                          --     2,929,546            --      2,929,546
General and administrative expenses            --            --     1,787,190      1,787,190
Advertising expenses                           --            --       463,637        463,637
Depreciation and amortization             486,799       102,864       641,627      1,231,290
Net interest expense                           --        85,817       117,993        203,810
Segment net income (loss)               2,993,979       195,601    (2,688,264)       501,316
Segment fixed assets                   13,223,329     1,025,949       368,580     14,617,858
Expenditures for long-lived assets      6,216,821         1,325       288,807      6,506,953

1997:

                                       Restaurant     Commissary    Corporate      Totals
Revenues from external customers      $27,891,128   $ 1,007,011   $   928,110    $29,826,249
Intersegment revenues                          --     2,349,693            --      2,349,693
General and administrative expenses            --            --     2,420,319      2,420,319
Advertising expenses                           --            --       631,421        631,421
Depreciation and amortization             683,266       108,004       180,593        971,863
Net interest expense                           --        85,957       342,641        428,598
Segment net income (loss)               4,351,013       203,458    (2,840,560)     1,713,911
Segment fixed assets                   17,851,495     1,069,434       409,203     19,330,132
Expenditures for long-lived assets      4,847,429       126,493        98,696      5,072,618



1998:

                                       Restaurant    Commissary     Corporate      Totals
Revenues from external customers      $40,490,933   $ 1,041,266   $ 1,275,445    $42,807,644
Intersegment revenues                          --     2,429,620            --      2,429,620
General and administrative expenses            --            --     3,098,228      3,098,228
Advertising expenses                           --            --     1,052,075      1,052,075
Depreciation and amortization           1,107,301       116,446       218,264      1,442,011
Net interest expense                           --       161,700       708,012        869,712
Segment net income (loss)               5,853,334       173,361    (4,073,285)     1,953,410
Segment fixed assets                   23,341,248     1,004,373       575,176     24,920,797
Expenditures for long-lived assets      6,733,972        26,388       123,461      6,883,821


ITEM 2.  PROPERTIES

Of the 25 Company-operated restaurants in operation at December 31, 1998, 12 are owned by the Company in fee simple while the remainder are leased. Four of the leased locations are owned by entities whose principals are affiliated with the Company. Restaurant lease expirations range from 1999 to 2017, with the majority of the leases providing for an option to renew for additional terms ranging from five to twenty years. All of the Company's leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the cost of insurance and taxes. The Company's executive offices and its commissary are located in Louisville, Kentucky, in office, commissary and warehouse space owned in fee simple by the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation and proceedings in the ordinary course of its business. The Company does not believe the outcome of any such litigation will have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 12, 1999, 5,881,543 shares of Common Stock were issued and outstanding. There were approximately 1,010 stockholders, including beneficial owners of shares held in nominee name.

On January 11, 1999, Tumbleweed, Inc. completed its initial public offering of common stock. The Company sold 776,543 shares at the offering price of $10 per share in a direct offering of its common stock to the public, raising a total of $7,765,430.

On January 1, 1999, the merger of Tumbleweed, LLC into Tumbleweed, Inc. became effective. The merger reorganized Tumbleweed, LLC, which had owned, franchised or licensed the 43 Tumbleweed Southwest Mesquite Grill & Bar restaurants, into a corporation for purposes of the stock offering. In the reorganization, the membership interests of the approximately 80 former members of Tumbleweed, LLC were converted into a total of 5,105,000 shares of Company common stock. As required by the Tumbleweed, LLC operating agreement, the former Class B members made additional cash contributions of $747,500 in connection with the reorganization.

The Company received net proceeds of approximately $6,800,000 from the stock offering. The Company used the offering proceeds, plus the additional cash contributions of $747,500 it received in the reorganization, to repay bank indebtedness totaling $7,043,366 and to pay offering expenses. The bank indebtedness was an obligation of the former Class A members of Tumbleweed, LLC, including certain directors and officers of the Company, and had been accounted for as redeemable members' equity. Offering expenses totaled approximately $1,000,000, none of which were commissions or other underwriting expenses.

The registration statement for the stock offering also included the 5,105,000 shares issued in the reorganization, which may be sold from time to time in the future by the former members of Tumbleweed, LLC for their own accounts.

The Company has applied to list its common stock on the Nasdaq National Market. Nasdaq has reserved the trading symbol TWED for the Company. Although the Company meets the quantitative requirements for listing on the Nasdaq National Market and has no reason to believe the listing application will not be accepted, the Company cannot assure that Nasdaq will accept the application for listing the common stock on the National Market.

Beginning in March 1999, and pending approval of the Nasdaq listing application, bid and asked quotations for Tumbleweed shares will be reported on the OTC Bulletin Board under the trading symbol TWED.


ITEM 6. SELECTED FINANCIAL DATA

In the following table, the income statement and balance sheet data of: (i) Tumbleweed Mexican Food, Inc. and its affiliates from which Tumbleweed, LLC acquired the Tumbleweed concept in 1995 (the "Predecessor") for the year ended December 31, 1994 have been derived from the financial statements of the Predecessor which were audited by the Predecessor's independent auditors; (ii) Tumbleweed, LLC for the years ended December 31, 1995, 1996, 1997 and 1998 have been derived from the financial statements of Tumbleweed, LLC which have been audited by Ernst & Young LLP, independent auditors, whose report thereon is included elsewhere in this filing. The information set forth below should be read in conjunction with, and are qualified in their entirety by, the financial statements (and the notes thereto), and other financial information appearing elsewhere in this filing and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                             Years Ended December 31,
                                            ---------------------------------------------------------------
                                            Predecessor                 Tumbleweed, LLC
                                            -----------  --------------------------------------------------
                                                1994        1995         1996         1997         1998
                                                ----        ----         ----         ----         ----
Statement of Income Data:

  Revenues:

        Restaurant sales                    $14,147,124  $17,254,058  $23,284,007  $27,891,128  $40,490,933
        Commissary sales                      1,500,732    1,574,847    1,795,529    1,007,011    1,041,266
        Franchise fees and royaltie             442,122      540,157      474,870      563,056      770,806
        Other revenues                          108,000      177,960      177,317      365,054      504,639
                                             ----------   ----------   ----------   ----------   ----------
      Total revenues                         16,197,978   19,547,022   25,731,723   29,826,249   42,807,644
Operating expenses:

   Restaurant cost of sales                   4,280,691    5,132,549    7,103,357    8,191,928   11,788,578
   Commissary cost of sales                   1,297,045    1,424,077    1,649,502      887,793      905,814
   Operating expenses                         7,133,174    8,896,704   12,386,119   14,035,693   20,881,212
   Selling, general and administr1,682,395    1,962,036    2,250,827    3,051,740    4,150,303
   Depreciation and amortization                563,195    1,033,349    1,231,290      971,863    1,442,011
   Preopening amortization                      175,405      149,138      405,502      544,723      816,604
                                             ----------   ----------   ----------   ----------   ----------
      Total operating expenses               15,131,905   18,597,853   25,026,597   27,683,740   39,984,522
                                             ----------   ----------   ----------   ----------   ----------



        Income from operations                1,066,073      949,169      705,126    2,142,509    2,823,122
 Interest expense, net                         (270,258)    (266,530)    (203,810)    (428,598)    (869,712)
                                             ----------   ----------   ----------   ----------   ----------
        Net income                          $   795,815  $   682,639  $   501,316  $ 1,713,911  $ 1,953,410
                                             ==========   ==========   ==========   ==========   ==========
 Historical net income                                   $   682,639  $   501,316  $ 1,713,911$ $ 1,953,410
 Pro forma income taxes(1)                                  (245,750)    (180,474)    (617,008)    (703,228)
                                                          ----------   ----------   ----------   ----------
 Pro forma net income                                    $   436,889  $   320,842  $ 1,096,903  $ 1,250,182
                                                          ==========   ==========   ==========   ==========
 Pro forma net income per share
   - basic and diluted                                   $      0.09  $      0.06  $      0.21  $      0.24

Weighted average shares outstanding(2)                     5,105,000    5,105,000    5,105,000    5,105,000


                                                        As of December 31,
                                  ---------------------------------------------------------------------
                                  Predecessor                        Tumbleweed, LLC
                                  -----------   -------------------------------------------------------
                                                                                                 Pro
                                                                                                Forma
                                      1994        1995        1996        1997       1998      1998 (3)
                                      ----        ----        ----        ----       ----      --------
                                                               (In thousands)

Balance Sheet Data:
Total assets                        $  8,492   $ 17,831    $ 21,262    $ 26,068    $ 33,681    $ 33,681

Long-term debt and capital lease
   obligations, including current
   maturities                          3,947      3,077       5,776       8,542      13,458      13,630

Total liabilities                      4,975      4,132       7,108      10,725      24,103      24,743

Redeemable members' equity                --     16,413      20,233      23,420      18,925          --

Members' equity                           --          7           7           7         354          --

Retained earnings (deficit)               --     (2,721)     (6,085)     (8,083)     (9,701)         --

Stockholders' equity                   3,517         --          --          --          --          --
                                                                                         --       8,938
Pro forma stockholders' equity .          --         --          --          --
-----------

(1) Prior to Reorganization, the Company operated as a limited liability company and was not subject to corporate income taxes through December 31, 1998. Pro forma adjustment has been made to net income to give effect to federal and state income taxes as though the Company had been subject to corporate income taxes for the periods presented with an effective tax rate of 36%.

(2) Shares outstanding gives effect to the Reorganization as if it had occurred as of January 1, 1995.

(3) Reflects the establishment of a deferred tax liability of $639,623 assuming the termination of Tumbleweed, LLC's limited liability company status on December 31, 1998 and the conversion of Tumbleweed, LLC's members' interests into 5,105,000 shares of Company Common Stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We make various forward-looking statements about our business in the following discussion. When making these forward- looking statements, we use words such as expects, believes, estimates, anticipates, plans and similar expressions to identify them. We also identify important cautionary factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the availability and cost of financing and other events that affect our restaurant expansion program, changes in food and other costs, changes in national, regional or local economic conditions, changes in consumer tastes, competitive factors such as changes in the number and location of competing restaurants, the availability of experienced management and hourly employees, and other factors set forth below and in "Forward-Looking Statements/Risk Factors" beginning on page 8.

Of the 43 Tumbleweed restaurants as of December 31, 1998, the Company owned and operated 25 restaurants in Kentucky, Indiana and Ohio, franchised 13 restaurants in Indiana, Illinois, Tennessee and Wisconsin, and licensed five restaurants in Germany, Jordan and Saudi Arabia. Two additional franchised restaurants opened in Tennessee and Indiana in January and February of 1999, respectively. The following table reflects changes in the number of company-owned restaurants for the years presented.

        Company Restaurants                          1996   1997  1998
        -------------------                          ----   ----  ----

                In operation, beginning of year        10    15    17
                Restaurants opened                      5     2     8
                Restaurants closed                      0     0     0
                                                      ---   ---   ---
                In operation, end of year              15    17    25
                                                      ---   ---   ---


        Franchise and Licensed Restaurants            1996  1997  1998
        -----------------------------------           ----  ----  ----

                In operation, beginning of year         9     9    12
                Restaurants opened                      0     3     7
                Restaurants closed                      0     0    (1)
                                                      ---   ---   ---
                In operation, end of                    9    12    18
                                                      ---   ---   ---
                    System Total                       24    29    43
                                                      ===   ===   ===

Effective January 1, 1999, Tumbleweed, LLC converted from a limited liability company into a C corporation by merging with Tumbleweed, Inc., a Delaware corporation formed on December 17, 1997. As a limited liability company, the Company has been treated as a partnership for income tax purposes and, accordingly, has incurred no federal or state income tax liability. The discussion of financial condition and results of operations included in the paragraphs that follow reflect a pro forma adjustment for federal and state income taxes that would have been recorded during these periods if the Company had been subject to corporate income taxes for the periods presented.

The following section should be read in conjunction with "Selected Financial Data" included elsewhere herein and the Company's financial statements and the related notes thereto included elsewhere in this filing. See "Index to Financial Statements."

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.

                                              Year Ended December 31,
                                          1996        1997           1998
                                          ----        ----           ----
Revenues:
  Restaurant sales                         90.5%       93.5%          94.6%
  Commissary sales                          7.0         3.4            2.4
  Franchise fees and royalties              1.8         1.9            1.8
  Other revenues                            0.7         1.2            1.2
                                        -------     -------        -------
      Total revenues                      100.0       100.0          100.0

Operating expenses:
  Restaurant cost of sales(1)              30.5        29.4           29.1
  Commissary cost of sales(2)              91.9        88.2           87.0
  Operating expenses(1)                    53.2        50.3           51.6
  Selling, general and
      administrative                        8.7        10.2            9.7
  Depreciation and amortization             4.8         3.3            3.4
  Preopening amortization                   1.6         1.8            1.9
                                        -------     -------        -------

      Total operating expenses             97.3        92.8           93.4
                                         ------     -------        -------
      Income from operations                2.7         7.2            6.6
Interest expense, net                      -0.8        -1.4           -2.0
      Net income                            1.9%        5.8%           4.6%
                                         ======     =======        =======

Historic net income                         1.9%        5.8%           4.6%
Unaudited pro forma income taxes (3)       -0.7%       -2.1%          -1.6%
                                         ------     -------        -------
Unaudited pro forma net income              1.2%        3.7%           3.0%
                                         ======     =======        =======


(1)   As percentage of restaurant sales.
(2)   As percentage of commissary sales.
(3) The unaudited pro forma income taxes reflect the effect of Reorganization on the historical net income assuming the Company was taxed as a C corporation for income tax purposes with an assumed combined federal and state effective tax rate of 36%.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 and 1997

Total revenues increased by $12,981,395 or 43.5% for 1998 compared to 1997. The increase in total revenues reflects the opening of eight additional Company-owned restaurants in 1998. Restaurant sales at Company-owned restaurants increased $12,599,805 or 45.2% for 1998 compared to 1997. Company-owned same store sales increased by 1.5% in 1998.

Commissary sales to franchised restaurants increased by $34,255 or 3.4% in 1998 compared to 1997. In May, 1997, the Company made a decision to discontinue commissary sales of products not manufactured by the commissary. As of result, commissary sales did not increase proportionally to the increase in the number of franchised stores.

Franchise fees and royalties increased by $207,750 or 36.9% in 1998 compared to 1997. The increase was due primarily to $105,000 in franchise fees received upon the opening of three new franchised restaurants in 1998 compared to two in 1997, $23,250 in territory fees received from international operations and additional royalties from three franchised restaurants opened in 1998.

Other revenues increased by $139,585 or 38.2% in 1998 compared to 1997, primarily due to an increase in volume related purchasing rebates of approximately $141,000 and monies from the Ohio Bureau of Workers' Comp representing a return of invested premiums by the State of Ohio totaling approximately $143,000 in 1998. The increases were offset in part by $178,000 in insurance proceeds received in 1997.

Restaurant cost of sales increased by $3,596,650 or 43.9% for 1998 compared to 1997. The increase was principally due to the opening of eight additional Company-owned restaurants. Restaurant cost of sales decreased as a percentage of sales by 0.3% to 29.1% for 1998 compared to 29.4% in 1997. The decrease resulted primarily from improved operating efficiencies in the commissary and lower product costs at the restaurant level.

Commissary cost of sales increased $18,021 or 2.0% in 1998 compared to 1997. Commissary cost of sales did not increase proportionally to the increase in the number of franchised stores due to the discontinuance of sales of products not manufactured by the commissary. As a percentage to sales commissary cost of sales decreased 1.2%. This was due to lower ingredient costs for products sold by the commissary.

Restaurant operating expenses increased by $6,845,519 or 48.8% in 1998 compared to 1997. The increase reflects the addition of eight Company-owned restaurants. Operating expenses increased as a percentage of restaurant sales to 51.6% in 1998 from 50.3% in 1997 primarily due to a 1.2% increase in freight and a 0.7% increase in restaurant level promotional costs. These costs were offset in part by a 0.7% decrease in labor costs.

Selling, general and administrative expenses increased by $1,098,563 or 36.0% for 1998 compared to 1997. The increase was due in part to the addition of management and staff personnel during 1998 to support the growing restaurant base. Because of the Company's restaurant growth plans management expects selling, general and administrative expenses to continue to increase during 1999 in absolute dollars.

Preopening amortization increased $271,881 or 49.9% for 1998 compared to 1997. The increase is due to the opening of eight additional Company-owned restaurants in 1998 as compared to two restaurants in 1997.

Depreciation  and  amortization  expense  increased  $470,148  or 48.4% for 1998
compared  to  1997  due  primarily  to  the  addition  of  eight   Company-owned
restaurants.

Net interest expense increased $441,114 or 102.9% for 1998 compared to 1997. The increase resulted from increased borrowings to fund the growth in Company-owned restaurants.

The pro forma adjustment provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for 1998 and 1997. The combined effective tax rate is 36.0% for 1998 and 1997.

As a result of the factors discussed above, pro forma net income in 1998 increased $153,279 or 14.0% compared to 1997. Pro forma net income per share increased to $0.24 in 1998 compared to $0.21 in 1997.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 and 1996

Total revenues increased by $4,094,526 or 15.9% in 1997 compared to 1996, primarily due to an increase in the number of Company-owned restaurants. Restaurant sales at Company-owned restaurants increased $4,607,121 or 19.8% in 1997 compared to 1996. This increase was largely the result of the opening of two Company-owned restaurants in 1997 and three Company-owned restaurants late in 1996. Company-owned same store sales increased 5.2% in 1997 compared to 1996.

Commissary sales to franchised restaurants decreased by $788,518 or 43.9% in 1997 compared to 1996. The decrease was primarily due to the decision in May, 1997, to discontinue selling products not manufactured by the commissary.

Franchise fees and royalties increased $88,186 or 18.6% in 1997 compared to 1996. The increase was due to an approximate $70,000 increase in franchise fees for two additional franchised restaurants opened in 1997 and an additional $18,000 in royalties.

Other revenues increased $187,737 or 105.9% in 1997 compared to 1996. In 1997, the Company received proceeds of $178,000 from business interruption insurance as a result of flooding at a Company-owned restaurant and an increase in rebate income from suppliers of approximately $80,000 in 1997. These increases were offset in part by the gain on the sale of the Company's food court operations of $71,300 in 1996.

Cost of restaurant sales at Company-owned restaurants increased by $1,088,571 or 15.3% in 1997 compared to 1996. The increase reflects the opening of two additional Company-owned restaurants in 1997 and three Company-owned restaurants late in 1996 and an increase in Company-owned same store sales. Cost of restaurant sales decreased as a percentage of restaurant sales by 1.1% to 29.4% in 1997 compared to 30.5% in 1996. This decrease was due primarily to lower cheese, beef and produce prices.

Commissary cost of sales decreased $761,709 or 46.2% in 1997 compared to 1996. The decrease reflects the decision to discontinue commissary sales of products not manufactured by the commissary.

Operating expenses at Company-owned restaurants increased $1,649,574 or 13.3% in 1997 compared to 1996, principally due to the addition of Company-owned restaurants and an increase in Company-owned same store sales. Operating expenses decreased as a percentage of restaurant sales to 50.3% in 1997 compared to 53.2% in 1996, primarily the result of a 1.2% decrease in restaurant labor costs and a 1.5% decrease in restaurant-level promotional expenses.

Selling, general and administrative expenses increased by $800,913 or 35.6% in 1997 compared to 1996. The increase reflects growth in the Company's management and staff personnel in accounting, operations, training and purchasing during 1997 to support the growing restaurant base. The percentage to revenue was 1.5% higher at 10.2% in 1997 compared to 8.7% in 1996. The increase was due to additional staffing required for new restaurant openings planned for the first quarter of 1998.

Depreciation and amortization expense decreased $259,427 or 21.1% in 1997 compared to 1996. Amortization expense related to noncompetition agreements decreased by $500,000 in 1997, but was offset in part by increased depreciation resulting from additional Company-owned restaurants.

Preopening amortization increased $139,221 or 34.3% in 1997 compared to 1996. Preopening expenses for more Company-owned restaurants were amortized in 1997 than in 1996.

Net interest expense increased $224,788 or 110.3% in 1997 compared to 1996, primarily the result of growth in the number of restaurants in operation and the incremental costs associated with such growth.

The pro forma adjustment provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for 1997 and 1996. The combined effective tax rate is 36.0% for 1997 and 1996.

 As a result of the factors discussed above, pro forma net income in 1997 increased $776,061 or 241.9% compared to 1996. Pro forma net income per share increased to $0.21 in 1997 compared to $0.06 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that these new restaurants will be operated profitably.

The Company's principal capital needs arise from the development of new restaurants, and to a lesser extent, maintenance and improvement of its existing facilities. The principal sources of capital to fund these expenditures were members' contributions, internally generated cash flow, bank borrowings and lease financing. The following table provides certain information regarding the Company's sources and uses of capital for the periods presented:

                                                        Years
                                                  Ended December 31,
                                        --------------------------------------
                                          1996           1997           1998
                                          ----           ----           ----
Net cash provided by operations         $ 1,069,979   $ 3,040,836  $ 3,447,666
Purchases of property and equipment       4,712,962     4,105,089    5,313,575
Proceeds from sale of property and
   equipment                              1,635,815             -            -
Net distributions of
   members' equity                         (45,715)     (525,002)     (328,788)
Net borrowings on long-term debt and
  capital lease obligations                 905,201     1,797,898    3,251,135

Since the acquisition of the Tumbleweed business, the Company's single largest use of funds has been for capital expenditures consisting of land, building and equipment associated with its restaurant expansion program. The substantial growth of the Company over the period has not required significant additional working capital. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

The  Company  both  owns  and  leases  its  restaurant  facilities.   Management
determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

The Company plans to open three Company-owned Tumbleweed restaurants during 1999, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel, and other factors. As of December 31, 1998, the company had two additional restaurants under construction, one of which is expected to open in the first quarter of 1999.

The Company will utilize mortgage, sale/leaseback and landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants opened during 1999. The remaining costs will be financed through the initial public offering together with available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund the Company's expansion plans through 1999. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

The Company has a $5.0 million revolving credit facility with National City Bank (the "Credit Facility"). As of December 31, 1998, the Company had outstanding borrowings under the Credit Facility of approximately $4,302,000. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

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

CHANGE IN ACCOUNTING PRINCIPLE

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position, "REPORTING ON THE COSTS OF START-UP ACTIVITIES" (the "SOP"), which requires adoption no later than the beginning of 1999. The Company's initial application of the SOP will require the write-off of deferred preopening costs ($524,669 as of December 31, 1998) as of the date of adoption, which will be reported, on a net of tax basis, as the cumulative effect of a change in accounting principle. The Company has adopted this new standard as of January 1, 1999. It is not practical to estimate what the effect of the change will be on 1999 earnings.

NEW ACCOUNTING PRONOUNCEMENT

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131). Statement 131 superseded FASB Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and also requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of Statement 131 did not have an effect on the Company's results of operations or financial position, but did effect the disclosure of segment information. (See Note 10 of the Company's Financial Statements included elsewhere herein.)

IMPACT OF YEAR 2000

The Company has scheduled the replacement of certain of its older computer systems with hardware and software that has been certified to be Year 2000 compliant. The Company has also completed an assessment of its other computer systems and will modify or replace portions of its software so that its computer systems will function properly with respect to dates in or after the year 2000. The total Year 2000 project cost is estimated at approximately $406,000, which includes $370,000 for the purchase of new hardware and software that will be capitalized and $36,000 that will be expensed as incurred. As of December 31, 1998, the Company had not incurred any expenses relating to the Year 2000 Project.

The project is estimated to be completed during August 1999, which is prior to any anticipated impact on its operating systems. The Company believes that as a result of the installation of new hardware, the modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, inability of its computer systems to function accurately could have a material impact on the operations of the Company.

The Company is in the process of querying its significant vendors with respect to Year 2000 issues. Based on the responses received from vendors, the Company is not aware of any vendors with a Year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, the inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the actual impact of non-compliance by vendors is not determinable.

The Company is in the process of developing a contingency plan in the event it does not complete all phases of its Year 2000 program.

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

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which the Company's restaurants are located, the Company has continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company is exposed to interest rate changes primarily as a result of its variable rate debt instruments. As of December 31, 1998, approximately $8.0 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Tumbleweed, Inc. and its predecessor, Tumbleweed, LLC, are included after Item 14 of this report.

                                INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

Tumbleweed, Inc.

        Report of Independent Auditors...................................- F-1 -

        Financial Statements

               Balance Sheet as of December 31, 1998.....................- F-2 -

               Notes to the Balance Sheet................................- F-3 -

Tumbleweed, LLC

        Report of Independent Auditors...................................- F-5 -

        Financial Statements

               Statements of Income for the years ended December 31,
                      1996, 1997 and 1998................................- F-6 -

               Balance Sheets as of December 31, 1997 and 1998...........- F-7 -

               Statements of Redeemable  Members'  Equity,  Members'
                      Equity and Retained  Earnings  (Deficit) for the
                      years ended December 31, 1996, 1997 and 1998.......- F-9 -

               Statements  of Cash Flows for the years ended  December
                      31, 1996, 1997 and 1998...........................- F-10 -

               Notes to the Financial Statements........................- F-11 -

SELECTED QUARTERLY DATA (UNAUDITED)

The following is a summary of certain unaudited quarterly results of operations for 1997 and 1998.


                      First Quarter   Second Quarter   Third Quarter  Fourth Quarter      Total
                      -------------   --------------   -------------  --------------      -----
Calendar Year 1997

Restaurant sales      $    6,538,745 $      6,682,908  $    7,300,641  $   7,368,834  $ 27,891,128
Total revenues             7,109,943        7,126,990       7,721,716      7,867,600    29,826,249
Net income                   229,522          519,997         532,005        432,387     1,713,911
Pro forma net income         146,894          332,798         340,483        276,728     1,096,903
Pro forma net income
  per share
  - basic and diluted            .03              .07             .07            .05           .21
Shares used in
   computing pro forma
   net income per share    5,105,000        5,105,000       5,105,000      5,105,000     5,105,000
Company-owned
   restaurants in
   operation at end of
   quarter                        15               15              16             17            17

Calendar Year 1998

Restaurant sales      $    8,409,122 $     10,138,509  $   10,516,721  $  11,426,581  $ 40,490,933
Total revenues             8,907,877       10,777,335      11,105,504     12,016,928    42,807,644
Net income                   342,147          591,293         613,050        406,920     1,953,410
Pro forma net income         218,974          378,428         392,352        260,428     1,250,182
Pro forma net income
  per share
  - basic and diluted            .04              .07             .08            .05           .24
Shares used in
   computing pro forma
   net income per share    5,105,000        5,105,000       5,105,000      5,105,000     5,105,000
Company-owned
   restaurants in
   operation at end of
   quarter                        21               22              23             25            25


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table lists the executive officers of the Company, who serve at the pleasure of the Board of Directors, and the Directors of the Company. The term of each Director continues until the Company's first annual meeting of stockholders, which is expected to be held in 2000. There are no family relationships among any officers or Directors of the Company.



Name                     Age  Position
----                     ---  --------
John A. Butorac, Jr. ... 50   President, Chief Executive Officer, and Director
James M. Mulrooney ..... 47   Executive Vice President, Chief Financial Officer,
                              and Director
John Brewer ............ 46   Vice President of Operations
Wayne P. Jones ......... 56   Vice President of Marketing and Development
Gary Snyder............. 44   Vice President - Company Operations
Glennon F. Mattingly.... 47   Vice President - Controller
Gregory A. Compton...... 38   Vice President, Secretary and General Counsel
David M. Roth .......... 48   Director
Minx Auerbach(1) ....... 75   Director
Lewis Bass (2).......... 76   Director
Roger Drury(1)(2) ...... 52   Director
George Keller(1)(2) .... 47   Director
Terrance A. Smith....... 52   Director
-------------------------

(1)Member of the Compensation Committee.
(2)Member of the Audit Committee.

John A. Butorac, Jr. has served as President and Chief Executive Officer of Tumbleweed, LLC since it was formed in November 1994, and is a Director of the Company. From October 1991 to January 1995, Mr. Butorac served in various capacities with Tumbleweed Mexican Food Inc., including as Director of Operations and Director of Corporate Development. During his association with Tumbleweed, Mr. Butorac has been responsible for developing Tumbleweed's business and expansion plans and for implementing various operational systems needed to support growth. Since beginning his career in the restaurant industry in 1971, Mr. Butorac has served at various times as a senior operations executive, consultant, and restaurant owner and operator for such restaurants as KFC, Zapata/Zantigo Mexican Restaurants, Fuddrucker, Inc., Chi-Chi's, Inc., Rib Tavern, Inc. and Two Peso Mexican Cafes. Mr. Butorac has 28 years of restaurant management experience.

James M. Mulrooney has served as Executive Vice President and Chief Financial Officer of Tumbleweed, LLC since it was formed in November 1994, and is a Director of the Company. From November 1988 to August 1994, Mr. Mulrooney was Senior Vice President of Finance, Vice President and Treasurer of NTS Corporation, a regional real estate development firm headquartered in Louisville, Kentucky. From May 1982 to June 1988, Mr. Mulrooney held various positions with Chi-Chi's, Inc., including four years as Vice President and Treasurer, where he was responsible for developing the company's accounting systems, public financings, and acquisitions. Before beginning his career in the restaurant industry in 1978, Mr. Mulrooney served for four years with the public accounting firm of Alexander Grant & Company. Mr. Mulrooney has 16 years of restaurant management experience.

John Brewer has served as Vice President of Operations for the Company since April 1996. From 1993 to 1996, Mr. Brewer was the President and Chief Executive Officer of East Side Restaurants, LLC, which operates nine restaurants in Phoenix, Arizona. Mr. Brewer previously served for 15 years with Bob Evans
Farms, Inc., where he served as Vice President and Regional Director of Restaurant Operations with responsibility for developing new markets and increasing sales and profit in existing markets in a six-state region, as well as in other capacities. Mr. Brewer has 22 years of restaurant management experience.

Wayne P. Jones joined the Company as Vice President of Marketing and Development in August 1997 after concluding four years as Executive Director and Chief Executive Officer of the Pizza Hut Franchise Association, comprising 3,300 Pizza Hut restaurants. Mr. Jones began his career in the restaurant industry in 1969. At various times, he has served as President of Marcus Restaurants, Senior Vice President of Marketing and Development at Chi-Chi's, Inc., President of General Mills' Casa Gallardo Mexican Restaurant division, and Vice President of Marketing for Kentucky Fried Chicken. Mr. Jones has also held positions as
Adjunct Professor of Marketing and Entrepreneurship at Indiana University-Southeast and the Barton School of Business at Wichita State University. Mr. Jones has 29 years of restaurant management experience.

Gary Snyder joined the Company as Director of Training and Human Resources in June 1996 and was appointed Vice President of Company Operations in April 1998. Mr. Snyder previously served for 17 years with Bob Evans Farms, Inc. where he was responsible for restaurant operations and human resources. Mr. Snyder has 19 years of restaurant management experience.

Glennon F. Mattingly joined the Company as Controller in March 1995 and was named Vice President-Controller in April 1998. Before coming to Tumbleweed, Mr. Mattingly held various positions with Chi-Chi's, Inc. including six years as Director of Budgeting and Financial Analysis. Before beginning his career in the restaurant industry in 1984, Mr. Mattingly served with the public accounting firm Deloitte, Haskins and Sells for two years and taught accounting at Trinity High School in Louisville, Kentucky for seven years. Mr. Mattingly has 14 years of restaurant management experience.

Gregory A. Compton joined the Company in June 1998 as Vice President, Secretary and General Counsel. From March 1992 to June 1998, Mr. Compton served as Senior Vice President, Secretary and General Counsel of NTS Corporation, a regional real estate development firm headquartered in Louisville, Kentucky. Prior to his employment with NTS Corporation, Mr. Compton practiced as an attorney in the Real Estate and Corporate Finance department of Greenebaum, Doll & McDonald, a Louisville, Kentucky law firm. Mr. Compton has represented and been a principal of a restaurant franchisee unrelated to the Company for the last four years.

David M. Roth is a founding member of Tumbleweed, LLC, has served on its Board of Advisors since its inception in 1994, and is a Director of the Company. Mr. Roth is also an investor and member of the governing boards of two Tumbleweed franchisees and one Tumbleweed licensee--TW-Tennessee, LLC, TW-Indiana, LLC, and Tumbleweed International, LLC. In addition, Mr. Roth is a founding member or
shareholder  of  several  companies  involved  in  other  restaurant   concepts,
including (i) the company which created The Oldenberg Grill (which recently merged into the Oldenberg Brewing Company, a publicly held company of which Mr. Roth is a director), (ii) several companies which are Texas Roadhouse franchisees, (iii) two companies which are Dooley's Bagelcatessen franchisees,
(iv) T.M. Riders, LLC, which owns and operates a Mexican and grilled food delivery concept as well as several Tumbleweed food court units, (v) a company which is a developer of Joe's "Older Than Dirt" restaurants, and (vi) two companies involved in the development and franchising of the Boston-based Pizzaria Regina concept or a casual dining Italian restaurant incorporating such pizza concept. Mr. Roth is currently a principal in the Louisville, Kentucky law firm of Roth Foley Bryant & Cooper, PLLC, the successor-in-interest to a law firm established by him in January 1993. From March 1992 to December 1993, Mr. Roth served as the General Counsel, Vice President and Secretary of Analytical Risk Management, Ltd., a company of which he was a founding partner, and its successor-in-interest, ARM Financial Group, Inc., a Louisville-based life insurance holding company which recently became listed on the New York Stock
Exchange. From September 1979 to January 1993, Mr. Roth was engaged in the private practice of law with the firm of Greenebaum Doll & McDonald in Louisville, and prior to that time, from 1975 to

1979, Mr. Roth was an attorney with the Chief Counsel's Office of the Internal Revenue Service, Interpretative Division, in Washington, D.C.

Minx Auerbach has served as a member of the Board of Advisors of Tumbleweed, LLC since January 1995, and is a Director of the Company. From 1975 to 1979, Ms. Auerbach was the Director of Consumer Affairs for the City of Louisville, Kentucky. From 1979 to 1984, she served as the Executive Assistant to the County Judge Executive of Jefferson County, Kentucky. Ms. Auerbach has been a member of the Board of Trustees of the University of Louisville since 1991, serving as Chair from 1996 to 1997. She has also served as Chair and a member of the Louisville and Jefferson County Planning Commission and as Chair of the Louisville Science Center.

Lewis Bass has served as a member of the Board of Advisors of Tumbleweed, LLC since January 1995, and is a Director of the Company. Mr. Bass is currently retired. From 1952 to 1980, Mr. Bass was President of Bass and Weisberg Realtors where his specialties were commercial real estate, property management and marketing. Prior to that, he was Marketing Director and partner for Associated Theatres from 1983 until 1987. Mr. Bass was an original stockholder of Humana Inc.

Roger Drury has served as a member of the Board of Advisors of Tumbleweed, LLC since January 1995, and is a Director of the Company. Mr. Drury was Chief Financial Officer of Humana Inc. from 1992 until 1996 and Senior Vice President of Finance from 1988 to 1992. He joined Humana, Inc. in 1979 and became Vice President-Comptroller in 1983. Mr. Drury served as a certified public accountant with Coopers & Lybrand in New York and Louisville from 1971 until 1979. He currently serves on the boards of directors of Bellarmine College, Management Technology Services, The DentalCo, and Health Staffing Solutions.

George Keller is the founder of Tumbleweed and has served on the Board of Advisors of Tumbleweed, LLC since 1995, and is a Director of the Company. From 1975 to January 1995, Mr. Keller served as Chief Executive Officer of Tumbleweed Mexican Food, Inc. and Tumbleweed Concepts, Inc. Mr. Keller currently serves as the Managing Member of First Blue Rock Grill LLC in New Albany, Indiana and serves on the Board of Stockyards Bank, Inc. Mr. Keller has 22 years of restaurant management experience.

Terrance A. Smith was elected as a Director of the Company in June 1998. Mr. Smith is currently the President of Tumbleweed International LLC. From 1988 to 1997, Mr. Smith was the President and CEO of Chi-Chi's International Operations, Inc. Mr. Smith currently serves on the Board of Boston Restaurant Associates, Inc., a publicly traded company which owns and operates Italian dinner houses and limited service pizzerias. Mr. Smith has 28 years of restaurant management experience.

Classification of Directors. Each director will serve a term expiring at the Company's first annual meeting of stockholders, which is expected to be held in 2000, and until his or her successor is elected and qualified. At that time, it is anticipated that the directors will be divided into three classes, with the number of directors in each class as nearly equal as possible. The term of the first class of directors expires at the 1999 annual meeting of stockholders, the term of the second class of directors expires in 2000 and the term of the third class of directors expires in 2001, provided that the directors in each class will hold office until their successors are duly elected and qualified. At each annual meeting of stockholders, one class of directors will be elected to a three-year term.

Committees of the Board. The Audit Committee and Compensation Committee of the Board of Directors each consists of three directors, none of whom can be an officer or employee of the Company. The duties of the Audit Committee are to recommend to the whole Board of Directors the selection of independent auditors to audit annually the books and records of the Company, to review the activities and report of the independent auditors, and to report the results of such review to the whole Board of Directors. The Audit Committee also monitors the internal audit controls of the Company. The duties of the Compensation Committee are to review the performance of the executive officers of the Company and to recommend annual salary and bonus amounts for executive officers of the Company. In addition, the Compensation Committee reviews the Company's compensation policies and practices and benefit plans to ensure that they meet corporate objectives.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation earned for the last three years by the Company's chief executive officer and its executive officers whose total salary and bonus exceeded $100,000 during 1998.



                                   SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                        Annual Compensation       Compensation
                               ---------------------------------- ------------
 Name and Principal                                  Other Annual     Stock       All Other
      Position         Year    Salary     Bonus      Compensation   Options#     Compensation
      --------         ----    ------     -----      ------------  ----------    ------------
John A. Butorac, Jr.   1998  $ 200,000  $ 70,000     $   23,777        0           $      0
President and Chief
Executive Officer      1997    159,134    50,872         21,099        0                  0

                       1996    154,050         0         20,111        0                  0


James M. Mulrooney     1998    175,000    61,250         23,122        0                  0
Executive Vice
President and Chief    1997    132,611    42,394         21,016        0                  0
Financial Officer
                       1996    129,461         0         19,463        0                  0


John Brewer            1998    115,500    14,020          3,600    60,000 (1)         7,846 (2)
Vice President of
Operations             1997    109,273    30,946          3,600        0                  0

                       1996     82,500         0          2,100        0              5,787 (2)


Wayne P. Jones         1998    112,291    14,026          3,600    50,000 (1)             0
Vice President of
Marketing and          1997     29,167     5,775          1,500        0             18,978 (2)
Development
                       1996          0         0              0        0                  0

(1) Granted subsequent to December 31, 1998, under the Tumbleweed, Inc. 1998 Stock Option and Incentive Compensation Plan.
(2) Represents relocation expenses.

INCENTIVE COMPENSATION PLAN. To ensure that an important portion of compensation is based on performance, the annual bonus payable to the executive officers of the Company is based upon the attainment of targeted performance measurements by the Company. All other salaried employees of the Company other than store-level managers participate in the bonus plan. Each executive earns incentive compensation if the Company achieves its stated performance goals. At the beginning of each fiscal year, the Compensation Committee establishes a bonus amount expressed as a percentage of salary for each participant. The amount of the bonus earned by a participating executive is based upon the extent to which the Company attains or exceeds attainment of its specified performance goals. The compensation committee has the right to make adjustments to the plan as deemed necessary.

For executive officers other than Mr. Butorac and Mr. Mulrooney, payments are determined and made to participants on a quarterly basis. Mr. Butorac's and Mr. Mulrooney's bonus compensation is calculated and accrued on a quarterly basis in a similar manner, however, the incentive compensation payments is not made for the year until after the fourth quarter is determined and approved by the compensation committee. In addition, the Company must reach at least 70% of the net income goal for the entire year in order for Mr. Butorac and Mr. Mulrooney to automatically receive any bonus payment.

EMPLOYMENT AGREEMENTS.  The Company entered into employment agreements with John
A. Butorac, Jr. and James M. Mulrooney on June 23, 1998 (effective upon consummation of the Reorganization), which entitle Mr. Butorac and Mr. Mulrooney to receive a base salary of $200,000 and $175,000, respectively, and bonus compensation based upon the Incentive Compensation Plan formula. See "Incentive Compensation Plan" above. The agreements have an initial term of five years and extend automatically each year for one additional year unless both parties agree to termination prior to the end of any term. If the Company terminates the employment agreement without cause, the executive would be entitled to receive continued salary and benefits for a twelve month period. If the employment agreement is terminated by the Company for cause, the executive is not entitled to any compensation following the date of such termination other than the pro rata amount of his then current base salary and bonuses earned through such date. Upon any termination of employment, the terminated executive is prohibited from competing with the Company for two years. Under the terms of the employment agreements, both Mr. Butorac and Mr. Mulrooney report directly to the Board of Directors with Mr. Butorac having primary responsibility for operational, marketing, training, franchising, purchasing and commissary matters and Mr. Mulrooney having primary responsibility for financial, banking, accounting, legal and construction matters.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options granted to any officers or employees of the Company during the fiscal year ended December 31, 1998. No separate stock appreciation rights have ever been granted by the Company.

STOCK INCENTIVE PLAN. The Tumbleweed, Inc. 1998 Stock Option and Incentive Compensation Plan (the "Plan") provides for the granting of any of the following awards to eligible employees or directors of the Company and its subsidiaries:
(i) employee stock options, including both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code ("ISOs") and options that do not qualify as ISOs; (ii) automatic grants of options to nonemployee directors;
(iii) stock appreciation rights; and (iv) restricted stock and performance stock awards. The Plan is intended to provide incentives and rewards for employees and directors to support the implementation of the Company's business plan and to align the interests of employees and directors with those of the Company's stockholders.

The Plan will be administered by the Compensation Committee. The Committee is comprised of two or more independent directors, who cannot be current employees of the Company and who do not receive any remuneration from the Company in any capacity other than as a director. The Committee is authorized, among other things, to determine employees to whom grants of awards will be made and take such action as it deems necessary or advisable for the administration of the Plan. The Committee may also construe, interpret and correct defects, omissions and inconsistencies in the Plan. The Committee has no discretion with respect to the terms and conditions of the options granted automatically to nonemployee directors under the Plan. See "Director Compensation" below.

The Common Stock subject to the Plan will be authorized but unissued shares or previously acquired shares. The number of shares of Common Stock available for grant of awards under the Plan equals the greater of 635,000 shares, or 10% of the number of shares of Common Stock outstanding from time to time, including 100,000 shares reserved for options automatically granted to nonemployee directors under the Plan.

As of February 15, 1999, the Company granted options for a total of approximately 340,000 shares to eligible employees and 60,000 shares to nonemployee directors. None of the initial grants of options were awarded to Mr. Butorac or Mr. Mulrooney. The exercise price of the options is equal to the initial public offering price. The exercise price of future grants will be equal to the market price as of the date of such grant. Stock options granted under the Plan will be exercisable for a term of not more than ten years, as determined by the Committee. The option grants will become exercisable for 33% of the number of shares subject to the option on each of the first, second and third anniversaries of the date of grant.

AGGREGATED OPTION EXERCISES AND YEAR-END VALUE TABLE.

There were no exercises during 1998 by any officers of the Company of any options to purchase shares issued by the Company under the Plan, nor were any options issued or outstanding as of December 31, 1998.

DIRECTOR COMPENSATION. Nonemployee directors receive a fee of $1,000 for each Board of Directors meeting attended and receive $1,000 per committee meeting attended unless such committee meeting is on the same day as the Board of Directors meeting. Committee chairmen receive an additional $1,000 for each committee meeting. In addition, nonemployee directors will receive annual grants of options to purchase shares of Common Stock under the Plan. Subsequent to December 31, 1998, each nonemployee director received options to purchase 10,000 shares of common stock at an exercise price of $10 per share (the IPO price). Each new nonemployee director will be granted options to purchase 10,000 shares of Common

Stock on the date of his or her first election. The Company's nonemployee directors will automatically be granted options to purchase 1,000 shares of Common Stock each year the director continues to serve on the Board. All options granted to directors are to be granted at the fair market value of the Common Stock at the grant date and will become exercisable in three equal annual installments, beginning on the first anniversary of the date of grant. As of December 31, 1998, there were no options issued or outstanding to any Directors.

LIMITATIONS OF LIABILITY AND INDEMNIFICATION MATTERS. As permitted by the Delaware General Corporation Law, the Company has included in its Certificate of Incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, the Certificate of Incorporation provides that the Company is required to indemnify its officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and the Company is required to advance expenses to its officers and directors as incurred in connection with proceedings against them for which they may be indemnified. At present, the Company is not aware of any pending or threatened litigation or proceeding involving a director, officer, employee or agent of the Company in which indemnification would be required or permitted. The Company believes that its charter provisions are necessary to attract and retain qualified persons as directors and officers.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents the number of shares of Common Stock beneficially owned as of March 12, 1999, by (i) each person we know to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each of our directors,
(iii) each of our executive officers named in the Summary Compensation Table and
(iv) all of our officers and directors as a group. A person beneficially owns shares if the person has or shares voting or investment power with respect to the shares or has the right to acquire such power within 60 days. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to the listed number of shares.


                                                       Amount and Nature
                                                     of Beneficial Ownership
                                                     -----------------------
                     Name and Address of             Number         Percentage
                      Beneficial Owner             of Shares         of Class
                      ----------------             ---------         --------
Non-Directors        TW Funding, LLC               400,000 (1)         6.8 %
                     1900 Mellwood Avenue
                     Louisville, KY 40206

                     Gerald A. Mansbach (2)        498,002 (1)         8.5
                     Mansbach Metal Co.
                     1900 Front Street
                     Ashland, KY 41101

Directors and        John A. Butorac, Jr.        1,716,439 (1)(3)     29.2
Executive            1900 Mellwood Avenue
Officers             Louisville, KY 40206

                     James M. Mulrooney          1,285,574 (1)        21.9
                     1900 Mellwood Avenue
                     Louisville, KY 40206

                     George Keller                 618,501 (5)        10.5
                     4201 Paoli Pike
                     Floyd Knobs, IN 47119

                     David M. Roth                 778,427 (1)(4)     13.2
                     200 South Fifth Street
                     Suite 300S
                     Louisville, KY 40202

                     Minx M. Auerbach              151,420 (6)         2.6

                     Lewis Bass                     70,001 (8)         1.2

                     W. Roger Drury                 23,868               *

                     Terrance Smith                  3,001               *

                     John Brewer                     4,010 (7)           *

                     Wayne Jones                    20,500 (10)          *

                     All current directors and
                     executive officers as
                     a group (13 persons)        3,848,941 (9)       65.4
----------------
* Indicates less than 1%

(1) As managers of TW Funding, LLC, Messrs. Butorac, Mulrooney, Roth and Mansbach share voting power with respect to the shares held by TW Funding, LLC. All of these shares have been included in each of their respective totals.

(2)     Mr. Mansbach is the brother of Ms. Auerbach, who is a director.

(3) Mr. Butorac and his wife hold 934,721 shares jointly. Mr. Butorac's wife also holds 400,595 of the listed shares as trustee for their children.

(4) Mr.Roth's wife holds 147,673 of the listed shares. Mr.Roth's shares also include 187,736 shares held or beneficially owned by entities controlled by members of his family.

(5) Includes 3,000 shares held by Mr. Keller's wife as trustee under trusts for Mr. Keller and his children, and 1,000 shares held by Mr. Keller as trustee for a personal trust.

(6)     Ms.Auerbach holds 151,419 of these shares as trustee for a family trust.

(7) Includes 4,000 shares held by TW Funding, LLC allocated to Mr. Brewer based on his relative ownership interest in TW Funding, LLC.

(8)     Includes 70,000 shares held in a family trust.

(9) Shares held by TW Funding, LLC have been included once in the shares beneficially owned by the group.

(10) Includes 20,000 shares held by TW Funding, LLC allocated to Mr. Jones based on his relative ownership interest in TW funding, LLC.

TW FUNDING, LLC

The members of TW Funding, LLC have guaranteed a loan incurred by TW Funding to finance its purchase of 400,000 shares of Common Stock in the initial public offering in January 1999. The shares held by TW Funding, as well as 1,900,000 shares of Common Stock of which 1,800,000 shares are beneficially owned by the individuals listed below who are directors of the Company, have been pledged to secure the loan and their guarantee. The loan is due on the earlier to occur of the date 30 days after the sale of any of the assets of TW Funding, which consist entirely of 400,000 shares of Common Stock, or December 31, 2000. This pledge totals 2,300,000 shares of Common Stock.


                         Shareholder       Shares Pledged
                     ------------------       ---------
                     John A. Butorac           800,000
                     James M. Mulrooney        800,000
                     David M. Roth             200,000
                                               -------
                           Total             1,800,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Although all of the transactions described below necessarily involve conflicts of interest, management believes that all of the transactions were entered into on terms comparable to those obtainable from unrelated third parties, based on a comparison of terms and conditions available from third parties. In August, 1998, the Company's Board of Directors adopted a policy that all future transactions between the Company and its officers, directors, principal shareholders and affiliates must be approved by the Audit Committee and by a majority of the independent members of the Board of Directors who do not have an interest in the transaction, and generally must be on terms no less favorable to the Company than those obtainable from unrelated third parties.

LEASES WITH RELATED PARTIES

WEST BROAD DEVELOPMENT, LLC. Prior to September 30, 1998, the Company leased the facilities and related real property for its West Broad Street restaurant in Columbus, Ohio from West Broad Development, LLC, a limited liability company in which David M. Roth, a director of the Company, owns a substantial interest. The restaurant opened in April 1998. Under the terms of the lease, the Company was obligated to renovate restaurant facilities as specified in approved plans, and the lessor was obligated to reimburse the Company for construction expenses not to exceed $400,000. The lease provided for annual base rent equal to the interest on funds borrowed by the lessor to fund construction costs from a bank or commercial lending institution plus 1% until the restaurant commences operations and $10,000 per month thereafter plus 5% of gross sales to the extent such percentage rent exceeds the base rent. The lease was for a twenty-year term with options to renew for two additional five-year terms. The Company was reimbursed for construction expenses totaling $400,000 under the lease and paid rent totaling $57,200 during 1998.

On September 30, 1998, the Company entered into an agreement to purchase the land and building, including improvements from West Broad Development, LLC. The purchase was made at fair market value as determined by an independent appraisal. The Company, at the time of purchase, entered into a modification agreement with a local bank to modify an existing promissory note on the land and building. In modifying the promissory note the principal amount was increased to $1,000,000. At the time of the purchase, the Company terminated its capital lease obligation to West Broad Development, LLC.

KELLER LLC. The Company leases the facilities and related real property for its Springdale, Ohio restaurant from Keller LLC, a limited liability company in which George Keller, a director of the Company, owns a substantial interest. In April 1995, Tumbleweed, LLC assigned all of its rights and obligations with respect to the site for the Springdale restaurant, to Keller LLC in exchange for Keller LLC agreeing to construct a restaurant facility to be leased to the Company. The restaurant opened in November 1995. The lease required Keller LLC to invest $1,625,000, and the Company to pay annual base rent of $186,689 for an initial term of eleven years through 2006. In addition, the Company pays an amount equal to 5% of the excess, if any, of the Company's gross sales during such year, over $2,100,000. The lease is for an eleven-year term with options to renew for four additional five-year terms. The Company paid rent totaling $186,689 during 1998.

DOUGLASS VENTURES. The Company subleases the facilities and related real property for its Bowling Green, Kentucky restaurant from Blue Door - Bowling Green Joint Venture ("Blue Door") on terms substantially similar to the terms on which Blue Door leases the facilities and related real property from two co-lessors. The co-lessors are Douglass Ventures, a Kentucky general partnership and stockholder of the Company in which David M. Roth, a director of the Company, is a general partner, and an unrelated third party. The lease was in effect at the time the Company acquired the Tumbleweed assets in January 1995 and the restaurant opened in July 1995. Under the terms of the lease, the Company pays annual base rent of $104,000 for ten years which will be adjusted in years eleven and sixteen for cost of living increases. The lease also provides for additional rent equal to the amount, if any, by which 6% of the Company's gross sales exceeds the annual base rent payable. The lease is for a twenty-year term with options to renew by written agreement. The Company paid rent totaling $52,000 during 1998.

TW-DIXIEBASH, LLC. The Company leases the facilities and related real property for its Bardstown Road and Valley Station restaurants from TW-DixieBash, LLC, a limited liability company in which David M. Roth and James M. Mulrooney, directors of the Company, own substantial interests. The Bardstown Road and Valley Station restaurants opened in November 1997 and January 1998, respectively. Under the terms of the Bardstown Road and Valley Station subleases, the Company has built the restaurant facilities as specified in approved plans, and the Lessor was obligated to reimburse the Company for construction expenses not to exceed $700,000 and $500,000, respectively. The Bardstown Road sublease provides for the assumption of all rent under the ground lease agreement with Bashford Manor Mall Joint Venture. The sublease also provided for interest to be paid during the construction period based on TW-DixieBash's investment until the restaurant commenced operations and $7,000 per month thereafter plus 30% of the restaurant's positive net cash flow. The lease is for a twenty-year term with no option to renew. The Company was reimbursed for construction expenses totaling $700,000 under the Bardstown Road lease and paid rent totaling $197,500 during 1998. The Valley Station sublease provides for the assumption of all rent under the Holiday Station Associates Limited Lease. The sublease also provided for interest to be paid during the construction period based on TW-DixieBash's investment until the restaurant commenced operations and $5,000 per month thereafter, plus 30% of the restaurant's positive net cash flow. The sublease is for a twenty-year term with options to renew for three additional five-year terms. The Company was reimbursed for construction expenses totaling $145,000 in 1998 under the Valley Station sublease. The Company paid rent payments totaling $97,500 during 1998.

OTHER RELATED PARTY TRANSACTIONS

TUMBLEWEED INTERNATIONAL, LLC. In August 1997, the Company entered into the International Agreement with Tumbleweed International LLC, a restaurant developer based in Brussels, Belgium. The International Agreement grants certain licensing and franchising rights to International for the development of Tumbleweed restaurants outside of the Western Hemisphere. See "Business--International Licensing Agreement." International is a limited liability company owned by three corporations controlled by a group of stockholders including Terrance A. Smith, David M. Roth, Minx Auerbach and George Keller, who are directors of the Company. In 1998, International paid $7,500 in fees to the Company under the International Agreement.

T.M. RIDERS, LLC. During 1996, the Company sold certain assets of its four food court restaurants and it's 50% interest in a joint venture which operates a food court to T.M. Riders, LLC (T.M. Riders). In exchange for essentially all the assets of the food courts and its interest in the joint venture, the Company received $100,000 in cash and a note receivable for $500,000, due in annual installments of $100,000 plus interest at the rate of 8% per year beginning December 1, 1997 over five years. The gain on the sale of the food courts and interest in the joint venture of approximately $71,300 is included in other revenues in 1996.

In February 1997, the Company invested a nominal amount in T.M. Riders in exchange for a 9.5% interest of the common membership units of T.M. Riders. The Managing Directors of TM Riders include John A. Butorac, Jr., James M. Mulrooney, David M. Roth and George R. Keller, all of whom are directors of the Company. After ten stores have opened, the Company will receive fees from T.M. Riders based on store openings and royalty fees base on T.M. Riders' system-wide sales. In September 1998, the Company relinquished its interest in T.M. Riders.

In December 1998, the Company assigned the T.M. Riders' promissory note receivable, which had an outstanding principal balance of $400,000 as of the date of assignment, to the Common Members of the Company, which include Messrs. Butorac, Mulrooney and Roth, who are Directors of the Company. In consideration for the assignment, each Common Member assigned to the Company a proportionate amount of their respective Common Member interests in the Company. This transaction has been accounted for as a distribution to the Common Members and the number of shares of common stock these members received was reduced by 40,000 shares in the merger of the Company into Tumbleweed, Inc..

In 1998, the Company recorded interest payments from T.M. Riders totaling $32,000. The Company also provides accounting services for this entity for which fees are charged. Such accounting fees and royalties totaled $31,300 in 1998.

TW-TENNESSEE, LLC. In February 1997, the Company invested a nominal amount to acquire a 9.5% common member interest in TW-Tennessee, LLC ("TW-Tennessee"), which was organized to develop and operate Tumbleweed full service restaurants as a franchisee of the Company. David M. Roth, a director of the Company, also owns a membership interest in TW-Tennessee. On September 30, 1998, the Company sold its interest in TW-Tennessee to certain members of the Company for $25,000.

The Company guaranteed, on a pro-rata basis, renewals of certain guaranteed indebtedness and any replacement indebtedness of TW-Tennessee, to the extent and in the amounts not to exceed the amounts guaranteed as of September 30, 1998. As of December 31, 1998, the Company has guaranteed certain TW-Tennessee obligations as follows: a) up to $1,200,000 under a bank line of credit, b) approximately $1,700,000 of a lease financing agreement and c) equipment leases with a bank totaling approximately $983,400 jointly and severally with TW-Tennessee common members. In 1998, TW- Tennessee paid royalties and franchise fees of $223,300 and other fees of $75,000 to the Company under the franchise agreeement.

TW-INDIANA, LLC. David M. Roth, a director of the Company, is a member in TW-Indiana, LLC, which in April 1998 acquired the franchise rights to five full-service Tumbleweed restaurants in Indiana and Kentucky from a third party. Franchise royalties recorded by the Company in relation to this entity were approximately $242,500 in 1998.

OTHER TRANSACTIONS. David M. Roth is a principal in the law firm Roth Foley Bryant & Cooper, PLLC, which provided legal services to the Company during 1998 and may be expected to render such services to the Company in the future. The Company paid $187,975 in fees for legal services rendered by Roth Foley Bryant & Cooper, PLLC for 1998.

                                           ITEM IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements: The financial statements of Tumbleweed, Inc. and the predecessor, Tumbleweed, LLC are included after this
        Item 14.

    (2) Financial Statement Schedules: Not Applicable

    (3) Listing of Exhibits:

    EXHIBIT
    NUMBER    DESCRIPTION OF DOCUMENT
    -------   -----------------------
    2         Agreement and Plan of Merger, dated as of June 23, 1998, between
              Tumbleweed, LLC and Registrant**

    3.1       Certificate of Incorporation of Tumbleweed, Inc., as amended**

    3.2       Bylaws of Registrant*

    10.1 Revolving Credit Loan Agreement, dated January 24, 1995, between Bank One, Kentucky, N.A. (f/k/a Liberty National Bank & Trust Company of Kentucky) and Registrant*

    10.2 Revolving Line of Credit Note, dated August 8, 1996, between Tumbleweed, LLC and National City Bank of Kentucky and related Loan Agreement*

    10.3 Master International License Agreement, dated August 29, 1997, between Tumbleweed International LLC and Tumbleweed, LLC*

    10.4      Employment Agreement between John A. Butorac, Jr. and Tumbleweed,
              Inc.*

    10.5      Employment Agreement between James M. Mulrooney and Tumbleweed,
              Inc.*

    10.6 Lease Agreement, dated August 28, 1997, between West Broad Development, LLC and Tumbleweed, LLC*

    10.7      Lease Agreement between Keller LLC and Tumbleweed, LLC*

    10.8 Agreement and Assignment, dated April 20, 1995, between Keller LLC and Tumbleweed, LLC*

    10.9 Lease Agreement, dated April 1, 1995, between Douglass Ventures, Abfam, Inc. and Blue Door-Bowling Green Joint Venture*

    10.10 Sublease Agreement, dated June 30, 1995, among Douglass Ventures, Abfam, Inc., Blue Door-Bowling Green Joint Venture and Tumbleweed, LLC*

    10.11     Sublease  Agreement,   dated  February  5,  1997,  between
              TW-Dixie Bash, LLC and Tumbleweed, LLC (for Bardstown Road restaurant)*

    10.12     Sublease  Agreement,   dated  February  5,  1997,  between
              TW-Dixie Bash, LLC and Tumbleweed, LLC (for Valley Station restaurant)*

    10.13 Asset Purchase Agreement, dated October 1, 1996, between Tex-Mex To You, LLC and Tumbleweed, LLC*

    10.14 Commitment Letter, dated June 12, 1997, between CNL Fund Advisors, Inc. and TW Tennessee, LLC*

    10.15     Tumbleweed, Inc. 1998 Stock Option and Incentive Compensation
              Plan*

    10.16     Form of Standard Franchise Agreement for Tumbleweed, LLC*

    10.17     Articles of Incorporation of Tumbleweed Marketing Fund, Inc.*

    10.18     By-laws of Tumbleweed Marketing Fund, Inc.*

    10.19     Bonus Compensation Plan for Senior Executives*

    27        Financial Data Schedule

    99        Registration Rights Agreement between Tumbleweed, Inc. and
              Tumbleweed, LLC*
--------------

     * Incorporated by reference to exhibits of the same number filed with Registration No. 333-57931

     ** Incorporated by reference to exhibits of the same number filed with Form 8-A filed by Tumbleweed, Inc. on February 25, 1999.

(b) During the quarter ended December 31, 1998, the Company did not file any Reports on Form 8-K.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Tumbleweed, Inc.

        Report of Independent Auditors...................................- F-1 -

        Financial Statements

               Balance Sheet as of December 31, 1998.....................- F-2 -

               Notes to the Balance Sheet................................- F-3 -

Tumbleweed, LLC

        Report of Independent Auditors...................................- F-5 -

        Financial Statements

               Statements of Income for the years ended December 31,
                    1996, 1997 and 1998..................................- F-6 -

               Balance Sheets as of December 31, 1997 and 1998...........- F-7 -

               Statements of Redeemable  Members'  Equity,  Members'
                    Equity and Retained  Earnings  (Deficit) for the
                    years ended December 31, 1996, 1997 and 1998.........- F-9 -

               Statements of Cash Flows for the years ended December
                    31, 1996, 1997 and 1998.............................- F-10 -

               Notes to the Financial Statements........................- F-11 -

                         Report of Independent Auditors


The Board of Directors and Stockholders
Tumbleweed, Inc.

We have audited the accompanying balance sheet of Tumbleweed, Inc. as of December 31, 1998. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Tumbleweed, Inc. as of December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young, LLP

Louisville, Kentucky
March 1, 1999


                                Tumbleweed, Inc.

                                  Balance Sheet

                                December 31, 1998


Assets
     Cash                                          $                1
                                                   ------------------
Total assets                                       $                1
                                                   ==================


Stockholders' equity
     Preferred stock, $.01 par value,
          1,000,000 shares authorized;
          no shares issued and outstanding         $                -
     Common stock, $.01 par value,
          16,500,000 shares authorized;
          13 shares issued and outstanding                          1
     Paid-in capital                                              129
     Retained earnings (deficit)                                 (129)
                                                    -----------------
Total stockholders' equity                         $                1
                                                   ==================


See accompanying notes.

                                Tumbleweed, Inc.

                           Notes to the Balance Sheet

                                December 31, 1998


1. DESCRIPTION OF BUSINESS

Tumbleweed, Inc. (the Company) was legally formed in December 1997 and capitalized on June 23, 1998 with the issuance of 13 shares of Company common stock at $10 per share. Effective January 1, 1999, and as a result of the sale of 776,543 shares of common stock in an initial public offering (IPO), Tumbleweed, LLC (Tumbleweed) was merged into the Company. The interests of the current members of Tumbleweed were converted into a total of 5,105,000 shares of Company common stock. As of December 31, 1998, Tumbleweed owns and operates 25 restaurants in Kentucky, Indiana and Ohio, and franchises an additional 13 restaurants in Indiana, Illinois, Tennessee and Wisconsin. Tumbleweed also licenses five restaurants in Germany, Saudi Arabia and Jordan.

2. BASIS OF PRESENTATION

The Company's assets at December 31, 1998 consist solely of cash received in connection with the capitalization of the Company. The Company has not conducted any operations and all activities to date have been related to the IPO and the merger with Tumbleweed. During 1998, the Company opened a bank account for the cash received in connection with the capitalization and, as a result of maintaining the cash account, the Company incurred expenses totaling $129 during 1998. All expenditures related to the IPO have been funded and recorded by Tumbleweed. Accordingly, statements of operations, changes in stockholders' equity and cash flows would not provide meaningful information and have been omitted.

3. STOCK INCENTIVE PLAN

In June 1998, the Company adopted a Stock Option and Incentive Compensation Plan (the "Plan"). The Plan provides for the granting of any of the following awards to eligible employees or directors of the Company and its subsidiaries: (i) employee stock options, including both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code ("ISOs") and options that do not qualify as ISOs; (ii) automatic grants of options to nonemployee directors;
(iii) stock appreciation rights; and (iv) restricted stock and performance stock awards. The Plan is intended to

                                Tumbleweed, Inc.

3.  STOCK INCENTIVE PLAN (Continued)

provide incentives and rewards for employees and directors to support the implementation of the Company's business plan and to align the interests of employees and directors with those of the Company's stockholders. There were no awards issued or outstanding under the Plan as of December 31, 1998.

The Plan is administered by the Compensation Committee of the Company's Board of Directors. The Committee is comprised of three independent directors, who are not current employees of the Company and who do not receive any remuneration from the Company in any capacity other than as a director. The Committee is authorized, among other things, to determine employees to whom grants of awards will be made and take such action as it deems necessary or advisable for the administration of the Plan.

The Common Stock subject to the Plan will be authorized but unissued shares or previously acquired shares. The number of shares of Common Stock available for grant of awards under the Plan equals the greater of 635,000 shares, or 10% of the number of shares of Common Stock outstanding from time to time, including 100,000 shares reserved for options automatically granted to nonemployee directors under the Plan.

As of February 15, 1999, the Company granted options for a total of approximately 340,000 shares to eligible employees and 60,000 shares to nonemployee directors. The exercise price of the options is equal to the initial public offering price of $10 per share. The exercise price of future grants will be equal to the market price as of the dates of such grants. Stock options granted under the Plan will be exercisable for a term of not more than ten years, as determined by the Committee. The option grants will become exercisable for 33% of the number of shares subject to the option on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of grant.

4. SUBSEQUENT EVENTS

In February 1999, the Company entered into a secured mortgage arrangement for a restaurant location in an amount totaling approximately $1,060,000.

                         Report of Independent Auditors

The Members
Tumbleweed, LLC

We have  audited  the  accompanying  balance  sheets  of  Tumbleweed,  LLC as of
December 31, 1997 and 1998, and the related statements of income, redeemable members= equity, members= equity and retained earnings (deficit) and cash flows for each of three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed, LLC at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young, LLP

Louisville, Kentucky
March 1, 1999

                                     - F5 -



                                               Tumbleweed, LLC

                                            Statements of Income


                                                                        Years ended December 31
                                                                  1996           1997            1998
                                                             --------------------------------------------

Revenues:
   Restaurant sales                                          $ 23,284,007    $ 27,891,128    $ 40,490,933
   Commissary sales                                             1,795,529       1,007,011       1,041,266
   Franchise fees and royalties                                   474,870         563,056         770,806
   Other revenues                                                 177,317         365,054         504,639
                                                             -------------   ------------     ------------

Total revenues                                                 25,731,723      29,826,249      42,807,644

Operating expenses:
   Restaurant cost of sales                                     7,103,357       8,191,928      11,788,578
   Commissary cost of sales                                     1,649,502         887,793         905,814
   Operating expenses                                          12,386,119      14,035,693      20,881,212
   Selling, general and administrative expenses                 2,250,827       3,051,740       4,150,303
   Preopening amortization                                        405,502         544,723         816,604
   Depreciation and amortization                                1,231,290         971,863       1,442,011
                                                             -------------   ------------    ------------

Total operating expenses                                       25,026,597      27,683,740      39,984,522
                                                             -------------   ------------    ------------


Income from operations                                            705,126       2,142,509       2,823,122

Other income (expense):
   Interest income                                                 18,313          62,120          61,759
   Interest expense                                              (222,123)       (490,718)       (931,471)
                                                             -------------   ------------    ------------

Total other expense                                              (203,810)       (428,598)       (869,712)
                                                             -------------   ------------    ------------



Net income                                                   $    501,316    $  1,713,911    $  1,953,410
                                                             ============    ============    ============



Pro forma income data (unaudited):
   Net income as reported                                    $    501,316    $  1,713,911    $  1,953,410
   Pro forma income taxes                                        (180,474)       (617,008)       (703,228)
                                                             ------------    ------------    ------------


   Pro forma net income                                      $    320,842    $  1,096,903    $  1,250,182
                                                             ============    ============    ============


   Pro forma net income per share-basic and diluted          $       0.06    $       0.21    $       0.24
                                                             ============    ============    ============


   Shares used in computing pro forma net income per share      5,105,000       5,105,000       5,105,000
                                                             ============    ============    ============


See accompanying notes.


                                 Tumbleweed, LLC
                                 Balance Sheets

                                                                                            Pro forma
                                                        December 31                        December 31
                                                    1997           1998                        1998
                                               -------------------------------            ---------------
                                                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                      $ 1,228,867     $ 1,898,973                $ 1,898,973
   Accounts receivable                                346,700         433,872                    433,872
   Note receivable from affiliate                     100,000               -                          -
   Inventories                                        825,029       1,333,591                  1,333,591
   Deferred preopening expenses                       267,100         524,669                    524,669
   Prepaid expenses                                   282,590         330,439                    330,439
                                                  ----------------------------               ------------
Total current assets                                3,050,286       4,521,544                  4,521,544

Property and equipment, net                        19,330,132      24,920,797                 24,920,797

Note receivable from affiliate                        300,000               -                          -

Goodwill, net of accumulated amortization of
   $329,442 in 1997 and $440,242 in 1998            2,944,504       2,833,704                  2,833,704

Other assets                                          443,559       1,404,861                  1,404,861


















                                                  ----------------------------              -------------
Total assets                                     $ 26,068,481    $ 33,680,906               $ 33,680,906
                                                  ============================              =============


See accompanying notes.




                                                                                       Pro forma
                                                       December 31                    December 31
                                                   1997            1998                  1998
                                              -------------------------------       ----------------
                                                                                      (Unaudited)
Liabilities, Redeemable Members' Equity,
   Members' Equity and Retained Earnings (Deficit)
Current liabilities:
   Short-term borrowings                      $             -    $ 6,990,348        $     6,990,348
   Accounts payable                                 1,174,645      1,781,418              1,781,418
   Accrued liabilities                                890,255      1,873,651              1,873,651
   Deferred income taxes                                    -              -                467,420
   Current maturities on long-term
     debt and capital leases                          509,779        895,310                895,310
                                              -------------------------------       ----------------
Total current liabilities                           2,574,679     11,540,727             12,008,147

Long-term debt, less current maturities             5,750,841      9,180,358              9,180,358
Capital lease obligations, less current
  maturities                                        2,280,964      3,287,296              3,287,296
Deferred income taxes                                       -              -                172,203
Other liabilities                                     118,584         94,838                 94,838
                                              -------------------------------       ----------------
Total long-term liabilities                         8,150,389     12,562,492             12,734,695
                                              -------------------------------       ----------------

Total liabilities                                  10,725,068     24,103,219             24,742,842

Redeemable members' equity                         23,419,738     18,924,688                      -

Members' equity                                         6,959        354,459                      -

Retained earnings (deficit)                        (8,083,284)    (9,701,460)                     -

Pro forma stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding
   Common stock, $.01 par value,16,500,000
     shares authorized; 5,105,000 shares
     issued and outstanding                                                                  51,050
   Paid-in capital                                                                        8,887,014
                                              -------------------------------       ----------------
     Total pro forma stockholders' equity                   -              -              8,938,064
                                              -------------------------------       ----------------

Total liabilities, redeemable members'
  equity, members' equity and retained
  earnings (deficit)                          $     26,068,481   $33,680,906        $    33,680,906
                                              ===============================       ================


See accompanying notes.




                                                      Tumbleweed, LLC

                    Statements of Redeemable Members' Equity, Members' Equity and Retained Earnings (Deficit)

                                         Years ended December 31, 1996, 1997 and 1998



                                                    Redeemable       Members' Equity (Deficiency)
                                                     Members     ------------------------------------------     Retained
                                                  Equity-Class A    Common      Class B   Class C               Earnings
                                                     Members        Members     Members   Member     Total      (Deficit)
                                                  --------------------------------------------------------------------------



Balance at January 1, 1996                        $  16,413,197  $     6,000  $      459 $    500  $    6,959 $ (2,721,253)
Proceeds from issuance of members' equity               582,962            -           -        -           -            -
Distributions of members' equity                       (628,677)           -           -        -           -            -
Net income                                                    -            -           -        -           -      501,316
Accretion of redeemable members' equity               3,865,037            -           -        -           -   (3,865,037)
                                                  ---------------------------------------------------------------------------
                                                     20,232,519        6,000         459      500       6,959   (6,084,974)
Balance at December 31, 1996
Proceeds from issuance of members' equity                50,958            -           -        -           -            -
Distributions of members' equity                       (575,960)           -           -        -           -            -
Net income                                                    -            -           -        -           -    1,713,911
Accretion of redeemable members' equity               3,712,221            -           -        -           -   (3,712,221)
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1997                         23,419,738        6,000         459      500       6,959   (8,083,284)
Capital contribution                                          -            -     747,500        -     747,500            -
Distributions of members' equity                     (1,076,288)    (400,000)          -        -    (400,000)           -
Assumption of members' line of credit                (6,990,348)           -           -        -           -            -
Net income                                                    -            -           -        -           -    1,953,410
Accretion of redeemable members' equity               3,571,586            -           -        -           -   (3,571,586)
                                                  ---------------------------------------------------------------------------

Balance at December 31, 1998                      $  18,924,688  $  (394,000) $  747,959 $    500  $  354,459 $ (9,701,460)
                                                  ===========================================================================

See accompanying notes.


                                       Tumbleweed, LLC

                                   Statements of Cash Flows

                                                               Years ended December 31
                                                            1996         1997         1998
                                                        ----------------------------------------
Operating activities:
   Net income                                             $ 501,316  $ 1,713,911   $ 1,953,410
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                         604,534      829,250     1,285,833
       Amortization                                         626,756      142,613       156,178
       Preopening amortization                              405,502      544,723       816,604
       Gain on sale of food courts                          (71,298)           -             -
       Loss on disposition of property and equipment          2,732       13,499         7,324
       Changes in operating assets and liabilities:
         Accounts receivable                                 87,382      (50,091)      (87,172)
         Inventories                                       (307,900)    (126,573)     (508,562)
         Deferred preopening expenses                      (726,601)    (316,822)   (1,074,173)
         Prepaid expenses                                   (62,063)      19,062       (51,466)
         Other assets                                      (207,125)     (98,042)     (114,550)
         Accounts payable                                   124,097       31,938       104,590
         Accrued liabilities                                 92,647      258,784       983,396
         Other liabilities                                        -       78,584       (23,746)
                                                       ----------------------------------------
Net cash provided by operating activities                 1,069,979    3,040,836     3,447,666

Investing activities:
   Purchases of property and equipment                   (4,712,962)  (4,105,089)   (5,313,575)
   Proceeds from sale of property and equipment           1,635,815            -             -
   Proceeds from sale of food courts, net of
     cash relinquished                                       96,100      100,000             -
                                                       ----------------------------------------
Net cash used in investing activities                    (2,981,047)  (4,005,089)   (5,313,575)

Financing activities:
   Capital contribution from Class B members                      -            -       747,500
   Proceeds from issuance of members' equity                582,962       50,958             -
   Distribution of members' equity                         (628,677)    (575,960)   (1,076,288)
   Proceeds from issuance of long-term debt               5,437,311    3,452,361     5,580,463
   Payments on long-term debt and capital lease
     obligations                                         (4,532,110)  (1,654,463)   (2,329,328)
   Payment of public offering costs                               -     (111,485)     (386,332)
                                                       ----------------------------------------
Net cash provided by financing activities                   859,486    1,161,411     2,536,015
                                                       ----------------------------------------

Net increase (decrease) in cash and cash equivalents     (1,051,582)     197,158       670,106

Cash and cash equivalents at beginning of year            2,083,291    1,031,709     1,228,867
                                                       ----------------------------------------
Cash and cash equivalents at end of year                $ 1,031,709  $ 1,228,867   $ 1,898,973
                                                       ========================================

Supplemental cash flow information:
   Cash paid for interest, net of amount capitalized    $   222,123  $   473,055   $   947,674
                                                       ========================================

Noncash investing and financing activities:
   Property and equipment acquired by seller
     financing and capital lease obligations            $ 1,793,991  $   967,529   $ 1,570,246
                                                       ========================================
   Public offering costs not paid at year-end           $         -  $         -   $   502,183
                                                       ========================================

See accompanying notes.

                                 Tumbleweed, LLC

                          Notes to Financial Statements




1. ORGANIZATIONAL MATTERS

The Company operates and franchises Tumbleweed Southwest Mesquite Grill and Bar full service restaurants. Following is a summary of the number of restaurants open at the end of each year:

                                                 December 31
                                        1996        1997        1998
                                  ------------------------------------------

Company owned                             15          17          25
Franchised and licensed                    9          12          18
                                         ---          --          --
     Total                                24          29          43
                                          ==          ==          ==

The restaurant facilities are located in Kentucky, Indiana, Ohio, Illinois, Wisconsin, Tennessee and five overseas restaurants are located in Germany, Saudi Arabia and Jordan.

Effective January 1, 1999, the Company merged into Tumbleweed, Inc. as discussed below. Prior to the merger, the Company and its owners (Members) operated pursuant to an Operating Agreement dated September 19, 1994. Members of the Company consisted of Common Members, Class A Members, Class B Members and a Class C Member. Certain Common Members acted as the Managers of the Company and, acting unanimously, generally had voting control of the Company.

Class A Members of the Company had, in addition to their cash contributions, provided financing which was accounted for as redeemable members' equity prior to the Company's assumption of the debt on December 31, 1998 (see Note 7). The capital accounts of the Common, Class B and Class C Members, totaling $(394,000), $747,959 and $500, respectively, at December 31, 1998 represent these members' equity investment in the Company.

IPO REGISTRATION AND REORGANIZATION

Tumbleweed, Inc. was incorporated in December 1997 and capitalized in June 1998 in anticipation of an initial public offering in 1998. Effective January 1, 1999, and as a result of the sale of 776,543 shares of common stock at $10 per share in the IPO, the Company was merged into Tumbleweed, Inc. The interests of the current members of the Company were converted into a total of 5,105,000 shares of Tumbleweed, Inc. common stock.

                                Tumbleweed, LLC

                          Notes to Financial Statements


1. ORGANIZATIONAL MATTERS (CONTINUED)

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying pro forma balance sheet as of December 31, 1998 reflects the change in capitalization attributable to the conversion of the Company's members' interests into 5,105,000 shares of Tumbleweed, Inc. common stock as if the IPO had closed on December 31, 1998 (excluding the effects of the offering proceeds). The pro forma balance sheet also reflects the deferred tax effects of the Company changing from a limited liability company (which is taxed as a partnership) to a regular corporate taxable status. Such deferred tax effects will be included in income on January 1, 1999, the date the change in tax status occurred.

Additionally, pro forma net income in the accompanying pro forma income data for the year ended December 31, 1998 reflects a pro forma adjustment to historical net income for federal and state income taxes at an assumed effective rate of 36%. Pro forma net income per share is computed based upon pro forma net income and the weighted average number of shares of common stock outstanding during the year assuming the conversion of the Company's members' interests into common stock as of the beginning of the year.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and deposits at financial institutions with maturities of less than three months when purchased.

INVENTORIES

Inventories, which consist of smallwares, food, beverages and supplies, are stated at the lower of average cost or market.

                                Tumbleweed, LLC

                          Notes to Financial Statements


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED PREOPENING EXPENSES

Deferred preopening expenses include the direct costs typically associated with opening a new restaurant. These costs consist primarily of costs incurred to develop the new restaurant management team, marketing and training. These expenses are amortized on a straight-line method over twelve months from the restaurant opening date.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of the Company's deferred preopening costs ($524,669 as of December 31, 1998) will be written-off (net of income taxes) as a cumulative effect of an accounting change on January 1, 1999. It is not practical to estimate what the effect of the change will be on 1999 earnings.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on the straight-line method. Buildings and leasehold improvements are amortized over the lesser of the terms of the leases, including renewal options, or the estimated useful lives of the assets, which range from ten to thirty years. Equipment is depreciated over the estimated useful lives of the assets, which range from five to ten years. Maintenance and repairs which do not enhance the value of or increase the life of the assets are charged to costs and expenses as incurred.

CONSTRUCTION IN PROGRESS

The Company capitalizes all direct costs incurred in the construction of new restaurants. Upon opening, these costs are depreciated or amortized and charged to expense based upon their property classification.

GOODWILL

Goodwill is amortized on the straight-line method over thirty years.

                                Tumbleweed, LLC

                          Notes to Financial Statements


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

Other assets include costs incurred in connection with the Company's initial public offering. These costs which total approximately $111,000 and $1,000,000 as of December 31 1997 and 1998, respectively, will be funded from the proceeds of the offering when received in January 1999. Amortization expense in 1996 includes $500,000 related to a non-compete agreement which expired in 1996.

LONG-LIVED ASSETS

The carrying amount of long-lived assets, including goodwill, is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the asset over the remaining amortization period, the carrying amount of long-lived assets is reduced by the estimated shortfall of cash flows. The Company assesses long-lived assets for impairment under Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments approximate their fair value.

REVENUE RECOGNITION

Franchise fees are recognized when all material services, primarily site approval and management and staff training, have been substantially performed by the Company and the restaurant has opened for business. Fees received pursuant to development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income when earned. Costs associated with franchise operations are expensed as incurred.

                                Tumbleweed, LLC

                          Notes to Financial Statements


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs include Company-owned restaurant contributions to the Tumbleweed Marketing Fund, Inc. ("the Marketing Fund") and developing and conducting advertising activities, including the placement of electronic and print materials developed by the Marketing Fund. All advertising and related costs are expensed as incurred. Contributions by Company-owned and franchised restaurants to the Marketing Fund are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for the development of marketing and advertising materials for use throughout the Company's system. The Marketing Fund is accounted for separately and is not included in the financial statements of the Company. Contributions to the Marketing Fund for the years ended December 31, 1996, 1997 and 1998 were $50,657, $66,488 and $95,674, respectively. Advertising expense, which includes contributions to the Marketing Fund, for the years ended December 31, 1996, 1997 and 1998 were $463,637, $631,421 and $1,052,075, respectively.

INCOME TAXES

Through December 31, 1998, the Company was a limited liability company which is taxed as a partnership for federal and state income tax purposes. Accordingly, any tax liability related to income would be reported by the Members of the Company. Subsequent to the merger discussed in Note 1, Tumbleweed, Inc. will be taxed as a corporation.

RECENTLY ISSUED ACCOUNTING STANDARD

Effective  January  1,  1998,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and also requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of Statement 131 did not have an effect on the Company's results of operations or financial position, but did effect the disclosure of segment information (see Note 10).

                                Tumbleweed, LLC

                          Notes to Financial Statements



3. PROPERTY AND EQUIPMENT

Property and equipment consist of:

                                                            December 31
                                                       1997             1998
                                                   ----------------------------

Land and land improvements                         $  4,926,744    $  6,869,638
Buildings and improvements                            6,427,063       9,999,830
Leasehold improvements                                1,831,734       2,318,396
Equipment                                             2,953,802       3,986,928
Building and equipment under capital leases           2,664,838       4,249,458
Construction in progress                              2,297,135         536,324
                                                   ----------------------------
                                                     21,101,316      27,960,574
Less accumulated depreciation and amortization       (1,771,184)     (3,039,777)
                                                   ----------------------------
                                                   $ 19,330,132    $ 24,920,797
                                                   ============================

4. ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                            December 31
                                                       1997            1998
                                                   ----------------------------

Accrued payroll and related taxes                  $    416,066    $    792,809
Accrued insurance and fees                              120,800         284,270
Accrued taxes, other than income and payroll            157,693         393,593
Gift certificate liability                              127,922         275,743
Other                                                    67,774         127,236
                                                   ----------------------------
                                                   $    890,255    $  1,873,651
                                                   ============================

                                Tumbleweed, LLC

                          Notes to Financial Statements

5. LONG-TERM DEBT

Long-term debt consists of:

                                                          December 31
                                                   1997                 1998
                                                --------------------------------

 Secured $5,000,000 mortgage revolving
  line of credit note, bearing interest
  at prime rate plus .25% (8.0% at December
  31, 1998), due December 31, 2000              $  3,260,391       $  4,302,148

 Secured mortgage note payable, bearing
  interest at 8.5%, payable in monthly
  installments through February 15, 2008                   -            991,396

 Secured mortgage note payable,  bearing
  interest at prime plus 1.25% (9.0% at
  December 31, 1998), payable in monthly
  installments, due November 27, 2016                709,375            671,875

 Secured mortgage note payable, bearing
  interest at commercial paper rate plus
  3% (8.1% at December 31, 1998), due
  January 1, 2005                                  1,200,000          1,111,928

 Secured mortgage note payable, bearing
  interest at prime rate plus 1% (8.75%
  at December 31, 1998), payable in monthly
  installments through October 1, 2017               133,937          1,084,274

 Secured mortgage note payable, bearing
  interest at commercial paper rate plus
  3.1% (8.2% at December 31, 1998), due
  May 1, 2005                                              -            695,230

 Other installment notes payable                     733,280            750,595
                                                --------------------------------
                                                   6,036,983          9,607,446
 Less current maturities                             286,142            427,088
                                                --------------------------------
 Long-term debt                                 $  5,750,841       $  9,180,358
                                                ================================

Property and equipment with a net book value of approximately $14,515,000 at December 31, 1998 collateralize the Company's long-term debt.

                                Tumbleweed, LLC

                          Notes to Financial Statements


5. LONG-TERM DEBT (CONTINUED)

The aggregate annual maturities of long-term debt for the years subsequent to December 31, 1998 are as follows:

                            1999              $  427,088
                            2000               4,708,098
                            2001                 418,951
                            2002                 369,778
                            2003                 276,893
                            Thereafter         3,406,638
                                              ----------
                            Total             $9,607,446
                                              ==========

The terms of certain loan agreements include various provisions which require the Company to (i) maintain defined net worth and coverage ratios, (ii) limit the incurrence of certain liens or encumbrances in excess of defined amounts,
(iii) maintain defined leverage ratios and (iv) prohibit the payment of dividends. Management does not believe that compliance with the credit terms will adversely impact the Company's future operations.

Interest costs capitalized during the construction period of restaurants were $157,286 in 1996, $103,488 in 1997 and $104,231 in 1998.

                                Tumbleweed, LLC

                          Notes to Financial Statements
6. LEASES

The Company leases certain buildings and equipment under capital lease agreements with related and third parties. The equipment leases have five to seven year terms. The building leases expire in 2016 and 2017. Future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at December 31, 1998 were as follows:

                                Related Party       Other
                                    Lease           Leases          Total
                               -------------------------------------------------

1999                           $       84,000 $      690,849  $      774,849
2000                                   84,000        690,849         774,849
2001                                   84,000        690,849         774,849
2002                                   84,000        575,393         659,393
2003                                   84,000        457,248         541,248
Thereafter                          1,176,000      1,316,394       2,492,394
                               -------------------------------------------------
Total minimum lease payments   $    1,596,000 $    4,421,582       6,017,582
                               ================================
Less amount representing
 interest at 7.9% to 12.0%                                        (2,262,064)
                                                              ------------------
Net present value of lease payments                                3,755,518
Less current maturities                                              468,222
                                                              ------------------
Long-term portion of capital leases                           $    3,287,296
                                                              ==================

                                Tumbleweed, LLC

                          Notes to Financial Statements



6. LEASES (CONTINUED)

The Company leases certain restaurants and equipment under operating leases having terms expiring between 1999 and 2017. Most of the restaurant facility leases have renewal clauses of five to twenty years exercisable at the option of the Company and some of the leases are with related parties. Certain leases require the payment of contingent rentals based on a percentage of gross revenues. Future minimum lease payments on operating leases at December 31, 1998 were as follows:

                  Related Party        Other
                     Leases            Leases            Total
                -----------------------------------------------------

1999            $        298,689 $      1,117,331  $      1,416,020
2000                     298,689        1,017,331         1,316,020
2001                     298,689        1,016,411         1,315,100
2002                     298,689        1,014,857         1,313,546
2003                     298,689        1,030,257         1,328,946
Thereafter             1,952,843        8,065,599        10,018,442
                -----------------------------------------------------
                $      3,446,288 $     13,261,786  $     16,708,074
                =====================================================

Total rental expense was approximately $801,800 in 1996, $975,300 in 1997 and $1,455,500 in 1998 and included contingent rent of approximately $16,800 in 1996, $30,700 in 1997 and $178,700 in 1998. Rental expense for the related party leases was approximately $237,700 in 1996, $282,000 in 1997 and $436,200 in
1998.

7. REDEEMABLE CLASS A MEMBER UNITS AND BANK LINE OF CREDIT

As of December 31, 1998, the Company had a $7,500,000 line of credit with a bank for borrowing at the bank's prime rate plus 1/4%. Under a related assumption agreement, the Class A Members directly assumed the total liability on a pro rata basis until December 31, 1998 at which time the Company assumed the total liability of $6,990,348. (The Company had drawn down $7,024,717 and $6,990,348 at December 31, 1997 and 1998, respectively, under this line of credit which was to expire on January 11, 1999.) Prior to the Company assuming this line of credit, the amounts borrowed under the line of credit were, in the first instance, obligations of the Class A Members and, accordingly, were accounted for as redeemable members' equity, and any interest and other related costs on the debt funded by the Company were accounted for as distributions to the Class A Members.

                                Tumbleweed, LLC

                          Notes to Financial Statements


7. REDEEMABLE CLASS A MEMBER UNITS AND BANK LINE OF CREDIT (CONTINUED)

The $6,990,348 borrowed under the line of credit as of December 31, 1998 was repaid on January 5, 1999 out of the gross proceeds of $7,765,430 from the Company's IPO (see Note 1). If an IPO had not occurred, any Class A Member had the right to sell to the Company their interest in the Company at any time after the fifth anniversary of the date that a Class A Member was admitted to the Company (generally 2000). The selling price was to be the sum of cash contributed by the Class A Member and an amount equal to an annual 30% internal rate of return on the Class A Member's cash contributions and pro rata assumed principal portion of the line of credit, taking into account all prior distributions to such Class A Member. The total Class A Members' interests which would have been required to be purchased by the Company in any one year was limited and would have been payable in equal installments over a five-year term, with interest. Redeemable members' equity in the accompanying balance sheets includes the accretion of the annual 30% internal rate of return.

Through December 31, 1998, capital contributions by the Class A Members were limited to their initial cash contributions in 1995 which amounted to $7,034,375 and borrowings under the line of credit assumed by the Class A Members.

8. RELATED PARTY TRANSACTIONS

During 1996, the Company sold certain assets of its four food court restaurants and it's 50% interest in a joint venture which operates a food court to T.M. Riders, LLC (T.M. Riders). In exchange for essentially all the assets of the food courts and its interest in the joint venture, the Company received $100,000 in cash and a note receivable for $500,000, due in annual installments of $100,000 plus interest at the rate of 8% per year beginning December 1, 1997 over five years. The gain on the sale of the food courts and interest in the joint venture of approximately $71,300 is included in other revenues in 1996.

In February 1997, the Company invested a nominal amount in T.M. Riders in exchange for a 9.5% common member interest. After ten stores have opened, the Company will receive fees from T.M. Riders based on store openings and royalty fees based on T.M. Riders' system-wide sales. In September 1998, the Company relinquished its interest in T.M. Riders.

                                Tumbleweed, LLC

                          Notes to Financial Statements


8. RELATED PARTY TRANSACTIONS (CONTINUED)

In December 1998, the Company assigned the T. M. Riders' promissory note receivable, which had an outstanding principal balance of $400,000 as of the date of assignment, to the Common Members of the Company. In consideration for the assignment, each Common Member assigned to the Company a proportionate amount of their respective Common Member interests in the Company. This transaction has been accounted for as a distribution to the Common Members and the number of shares of common stock these members received was reduced by 40,000 shares in the merger of the Company into Tumbleweed, Inc.

In February 1997, the Company invested a nominal amount in TW-Tennessee, LLC (TW-Tennessee), a newly formed Tennessee limited liability company, in exchange for a 9.5% common member interest. On September 30, 1998, the Company sold its interest in TW-Tennessee to certain members of the Company for $25,000.
TW-Tennessee was organized to open and operate Tumbleweed full service restaurants as a franchisee of the Company.

The Company guaranteed, on a pro-rata basis, renewals of certain guaranteed indebtedness and any replacement indebtedness of TW-Tennessee, to the extent and in the amounts not to exceed the amounts guaranteed as of September 30, 1998. As of December 31, 1998, the Company has guaranteed certain TW-Tennessee obligations as follows: a) up to $1,200,000 under a bank line of credit, b) approximately $1,700,000 of a lease financing agreement and c) equipment leases with a bank totaling approximately $983,400 jointly and severally with TW-Tennessee common members.

TW-Tennessee and T.M. Riders are governed and managed by Boards, some members of which are also members of the Company's Board and investors in the Company. Certain of these individuals are also investors in TW-Tennessee and T.M. Riders.

                                Tumbleweed, LLC

                          Notes to Financial Statements


8. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company accounted for its investments in TW-Tennessee and T.M. Riders on the equity method prior to their disposition. Amounts in the financial statements related to the Company's investments in these entities for the years ended December 31, 1997 and 1998 were not significant. Franchise fees and royalties recorded by the Company in relation to these entities were $17,000, $79,000 and $225,600 in 1996, 1997 and 1998, respectively. The Company also provides management and accounting services for these entities for which fees are charged. Such management and accounting fees recorded in other revenues related to these entities totaled approximately $15,500, $57,600 and $104,000 in 1996, 1997 and 1998, respectively.

In August 1997, the Company entered into the International Agreement with Tumbleweed International LLC (International), a restaurant developer based in Brussels, Belgium. The International Agreement grants certain licensing and franchising rights to International for the development of Tumbleweed restaurants outside of the Western Hemisphere. International is a limited liability company owned by three corporations which are controlled by certain Members of the Company. In 1997 and 1998, International paid $15,750 and $7,500, respectively, in fees to the Company under the International Agreement.

Two Common Members of the Company (both of which are now common stockholders, and one of which is also a Director, of Tumbleweed, Inc.) are members in TW-Indiana, LLC, which in April 1998 acquired the franchise rights to five full-service Tumbleweed restaurants in Indiana and Kentucky from a third party. Franchise royalties recorded by the Company in relation to this entity were approximately $242,500 in 1998.

In September 1998, the Company entered into an agreement to purchase the land and building, including improvements, located in Columbus, Ohio which was formerly leased from West Broad Development LLC. Certain members of the Company (all of which are now common stockholders, and one of which is also a Director, of Tumbleweed, Inc.) are members in West Broad Development LLC. The purchase price of $1,250,000 was at fair market value as determined by an independent appraisal. The Company, at the time of purchase, entered into an agreement with a bank modifying an existing promissory note on the land and building by increasing the principal amount to $1,000,000.

                                Tumbleweed, LLC

                          Notes to Financial Statements


9. COMMITMENTS

At December 31, 1998, the Company had commitments of approximately $1,016,000 for the completion of the construction of two restaurants, for which landlord financing has been secured.

10. SEGMENT INFORMATION

The  Company  has  three  reportable  segments:   restaurants,   commissary  and
corporate. The restaurant segment consists of the operations of all company-owned restaurants and derives its revenues from the sale of food products to the general public. The commissary segment derives its revenues from the sale of food products to corporate-owned and franchised restaurants. The corporate segment derives revenues from sale of franchise rights, franchise royalties and related services used in restaurant operations, and contains the selling, general and administrative activities of the Company.

Generally, the Company evaluates performance and allocates resources based on net income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for the years ended December 31 is as follows:

1996:
                              Restaurant    Commissary   Corporate     Totals
                             ---------------------------------------------------
Revenues from external
  customers                  $ 23,284,007  $ 1,795,529  $  652,187  $ 25,731,723
Intersegment revenues                   -    2,929,546           -     2,929,546
General and administrative
  expenses                              -            -   1,787,190     1,787,190
Advertising expenses                    -            -     463,637       463,637
Depreciation and
  amoritzation                    486,799      102,864     641,627     1,231,290
Net interest expense                    -       85,817     117,993       203,810
Segment net income (loss)       2,993,979      195,601  (2,688,264)      501,316
Segment fixed assets           13,223,329    1,025,949     368,580    14,617,858
Expenditures for long-lived
  assets                        6,216,821        1,325     288,807     6,506,953

                                Tumbleweed, LLC

                          Notes to Financial Statements

10. SEGMENT INFORMATION (CONTINUED)

1997:
                              Restaurant    Commissary   Corporate     Totals
                             ---------------------------------------------------
Revenues from external
  customers                  $ 27,891,128  $ 1,007,011  $  928,110  $ 29,826,249
Intersegment revenues                   -    2,349,693           -     2,349,693
General and administrative
  expenses                              -            -   2,420,319     2,420,319
Advertising expenses                    -            -     631,421       631,421
Depreciation and
  amortization                    683,266      108,004     180,593       971,863
Net interest expense                    -       85,957     342,641       428,598
Segment net income (loss)       4,351,013      203,458  (2,840,560)    1,713,911
Segment fixed assets           17,851,495    1,069,434     409,203    19,330,132
Expenditures for long-lived
  assets                        4,847,429      126,493      98,696     5,072,618


1998:
                              Restaurant    Commissary   Corporate     Totals
                             ---------------------------------------------------
Revenues from external
  customers                  $ 40,490,933  $ 1,041,266  $1,275,445  $ 42,807,644
Intersegment revenues                   -    2,429,620           -     2,429,620
General and administrative
  expenses                              -            -   3,098,228     3,098,228
Advertising expenses                    -            -   1,052,075     1,052,075
Depreciation and
  amortization                  1,107,301      116,446     218,264     1,442,011
Net interest expense                    -      161,700     708,012       869,712
Segment net income (loss)       5,853,334      173,361  (4,073,285)    1,953,410
Segment fixed assets           23,341,248    1,004,373     575,176    24,920,797
Expenditures for long-lived
  assets                        6,733,972       26,388     123,461     6,883,821

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky.

                                  TUMBLEWEED, INC.

Date: March 24, 1999           By:   /s/ John A. Butorac, Jr.
                                  ----------------------------------------------
                                  John A. Butorac, Jr.
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and on the dates indicated.
                                   Title                             Date

/s/ John A. Butorac, Jr.
---------------------------
John A. Butorac, Jr.       President and Chief                 March 24, 1999
                           Executive Officer and Director

/s/ James M. Mulrooney
---------------------------
James M. Mulrooney         Chief Financial Officer,            March 24, 1999
                           Treasurer, and Executive Vice
                           President and Director(Principal
                           Accounting Officer)
/s/ David M. Roth
---------------------------
David M. Roth              Director                            March 24, 1999

/s/ Minx Auerbach
---------------------------
Minx Auerbach              Director                            March 24, 1999

/s/ Lewis Bass
---------------------------
Lewis Bass                 Director                            March 24, 1999

/s/ Roger Drury
---------------------------
Roger Drury                Director                            March 24, 1999

/s/ George Keller
---------------------------
George Keller              Director                            March 24, 1999

/s/ Terrance A. Smith
---------------------------
Terrance A. Smith          Director                            March 24, 1999