Form 10-Q
period 1999-03-31
TUMBLEWEED INC
filed 1999-05-12
CIK 1064535

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

                  For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock, par value of $.01 per share, outstanding on May 5, 1999 was 5,881,543.

Exhibit Index:  Pages 18-19

                                TUMBLEWEED, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                           PAGE
      Item 1.   Financial Statements (Unaudited)
                a)  Statements of Operations for the three months ended
                    March 31, 1999 and 1998                                   3
                b)  Balance Sheets as of March 31, 1999 and
                    December 31, 1998                                         4
                c)  Statements of Cash Flows for the three months
                    ended March 31, 1999 and 1998                             6
                d)  Notes to Financial Statements                             7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                12

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                  17

PART II.    OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K                             18

Signature                                                                    20

                                Tumbleweed, Inc.

                             Statements of Operaions

                                   (Unaudited)
                                                                                     Three Months Ended
                                                                                          March 31
                                                                                     1999           1998
                                                                                -----------------------------

Revenues:
   Restaurant sales                                                              $ 11,332,318    $  8,409,122
   Commissary sales                                                                   286,237         250,866
   Franchise fees and royalties                                                       251,169         185,187
   Other revenues                                                                      89,645          62,701
                                                                                   ----------       ---------
Total revenues                                                                     11,959,369       8,907,876

Operating expenses:
   Restaurant cost of sales                                                         3,263,400       2,388,417
   Commissary cost of sales                                                           260,254         210,891
   Operating expenses                                                               5,832,410       4,487,175
   Selling, general and administrative expenses                                     1,184,728         939,872
   Preopening expenses                                                                134,805          96,950
   Depreciation and amortization                                                      418,465         300,562
                                                                                   ----------       ---------
Total operating expenses                                                           11,094,062       8,423,867
                                                                                   ----------       ---------
Income from operations                                                                865,307         484,009

Other income (expense):
   Interest income                                                                     17,023          12,843
   Interest expense                                                                  (263,365)       (154,705)
                                                                                   ----------       ---------
Total other expense                                                                  (246,342)       (141,862)
                                                                                   ----------       ---------

Income before income taxes and cumulative effect of a change
   in accounting principle                                                            618,965         342,147

Provision for income taxes:
   Current                                                                           (216,638)             --
   Deferred                                                                          (639,623)             --
                                                                                   ----------       ---------
Total provision for income taxes                                                     (856,261)             --
                                                                                   ----------       ---------

Income (loss) before cumulative effect of a change
   in accounting principle                                                           (237,296)        342,147

Cumulative effect of a change in accounting principle, net of tax - see Note 2       (341,035)             --
                                                                                   ----------       ---------

Net income (loss)                                                                $   (578,331)   $    342,147
                                                                                   ==========      ==========

Pro forma income data:
   Income before income taxes and cumulative effect of a change in
     in accounting principle                                                     $    618,965    $    342,147
   Pro forma income taxes                                                            (216,638)       (119,751)
                                                                                   ----------       ---------
   Pro forma income before cumulative effect of a change
     in accounting principle                                                          402,327         222,396
   Cumulative effect of a change in accounting principle, net of tax                 (341,035)             --
                                                                                   ----------       ---------

   Pro forma net income                                                          $     61,292    $    222,396
                                                                                   ==========      ==========

Pro forma basic and diluted earnings per share:
   Pro forma income before cumulative effect of a change
     in accounting principle                                                     $       0.07    $       0.04
   Cumulative effect of a change in accounting principle, net of tax                    (0.06)             --
                                                                                   ----------       ---------

   Pro forma net income                                                          $       0.01    $       0.04
                                                                                   ==========      ==========

Weighted average number of outstanding shares (pro forma shares in 1998)            5,881,543       5,105,000
                                                                                   ==========      ==========


See accompanying notes.

                                Tumbleweed, Inc.

                                 Balance Sheets


                                                                             Pro forma
                                                March 31     December 31    December 31
                                                  1999          1998           1998
                                               --------------------------  ------------
                                               (Unaudited)                  (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                   $   712,030   $ 1,898,973   $ 1,898,973
   Accounts receivable                             436,601       433,872       433,872
   Inventories                                   1,336,824     1,333,591     1,333,591
   Prepaid expenses                                390,279       330,439       330,439
   Deferred preopening expenses                         --       524,669       524,669
                                               --------------------------  ------------
Total current assets                             2,875,734     4,521,544     4,521,544

Property and equipment, net                     26,057,113    24,920,797    24,920,797

Goodwill, net of accumulated amortization of
   $467,972 in 1999 and $440,242 in 1998         2,806,005     2,833,704     2,833,704

Other assets                                       422,406     1,404,861     1,404,861





















                                               --------------------------  ------------

Total assets                                   $32,161,258   $33,680,906   $33,680,906
                                               ==========================  ============


See accompanying notes.

















                                                                                               Pro forma
                                                                March 31       December 31    December 31
                                                                  1999            1998           1998
                                                             -----------------------------   -------------
                                                              (Unaudited)                     (Unaudited)

Liabilities, Redeemable Members' Equity, Members'  Equity,
   Retained Earnings (Deficit) and Stockholders' Equity
Current liabilities:
   Short-term borrowings                                     $         --    $  6,990,348    $  6,990,348
   Accounts payable                                             1,107,299       1,781,418       1,781,418
   Accrued liabilities                                          1,871,734       1,873,651       1,873,651
   Deferred income taxes                                          346,309              --         467,420
   Current maturities on long-term
     debt and capital leases                                      967,824         895,310         895,310
                                                             -----------------------------   -------------
Total current liabilities                                       4,293,166      11,540,727      12,008,147

Long-term liabilities:
   Long-term debt, less current maturities                      8,605,510       9,180,358       9,180,358
   Capital lease obligations, less current maturities           3,173,624       3,287,296       3,287,296
   Deferred income taxes                                          217,667              --         172,203
   Other liabilities                                              106,588          94,838          94,838
                                                             -----------------------------   -------------
Total long-term liabilities                                    12,103,389      12,562,492      12,734,695
                                                             -----------------------------   -------------

Total liabilities                                              16,396,555      24,103,219      24,742,842

Redeemable members' equity                                             --      18,924,688              --

Members' equity                                                        --         354,459              --

Retained earnings (deficit)                                            --      (9,701,460)             --

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                   --              --              --
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,543 shares issued
     and outstanding in 1999 (5,105,000 shares on a
     pro forma basis in 1998)                                      58,815              --          51,050
   Paid-in capital                                             16,284,219              --       8,887,014
   Retained earnings (deficit)                                   (578,331)             --              --
                                                             ------------------------------  --------------
      Total stockholders' equity                                15,764,703              --       8,938,064
                                                             ------------------------------  --------------

Total liabilities and stockholders' equity                   $ 32,161,258    $ 33,680,906    $  33,680,906
                                                             ==============================  ==============

See accompanying notes.


                                Tumbleweed, Inc.

                            Statements of Cash Flows

                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31
                                                                  1999           1998
                                                             ----------------------------

Operating activities:
   Net income (loss)                                         $   (578,331)   $   342,147
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation                                               383,498        262,717
       Amortization                                                34,965         37,845
       Preopening amortization                                         --         96,950
       Deferred income taxes                                      563,976             --
       Loss on disposition of property and equipment                1,114            839
       Changes in operating assets and liabilities:
         Accounts receivable                                       (2,729)        77,613
         Inventories                                               (3,233)      (102,211)
         Deferred preopening expenses                             524,669       (412,166)
         Prepaid expenses                                         (60,812)         1,007
         Other assets                                             (23,838)       (58,200)
         Accounts payable                                        (270,970)      (276,420)
         Accrued liabilities                                       (1,917)       242,933
         Other liabilities                                         11,750          1,751
                                                             ------------    -----------                             -
Net cash provided by operating activities                         578,142        214,805

Investing activities:
   Purchases of property and equipment                         (1,520,927)    (2,176,037)
                                                             ------------    -----------

Net cash used in investing activities                          (1,520,927)    (2,176,037)

Financing activities:
   Proceeds from issuance of members' equity                           --        842,037
   Distribution of members' equity                                     --     (1,093,484)
   Proceeds from common stock offering                          7,765,347             --
   Proceeds from issuance of long-term debt                     3,529,914      1,671,069
   Payments on long-term debt and capital lease obligations   (11,136,269)      (227,900)
   Payment of public offering costs                              (403,150)       (16,218)
                                                             ------------    -----------
Net cash provided by (used in) financing activities              (244,158)     1,175,504
                                                             ------------    -----------

Net decrease in cash and cash equivalents                      (1,186,943)      (785,728)

Cash and cash equivalents at beginning of period                1,898,973      1,228,867
                                                             ------------    -----------
Cash and cash equivalents at end of period                   $    712,030    $   443,139
                                                             ============    ===========


Supplemental cash flow information:
   Cash paid for interest, net of amount capitalized         $    260,502    $   154,705
                                                             ============    ===========


Noncash investing and financing activities:
   Equipment acquired by capital lease obligations           $        --     $   209,981
                                                             ===========     ===========




See accompanying notes.

                                TUMBLEWEED, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999


1.    BASIS OF PRESENTATION

Merger of Tumbleweed, LLC and Tumbleweed, Inc.

Tumbleweed, Inc. (the Company) was legally formed in December 1997 and capitalized on June 23, 1998 with the issuance of 13 shares of Company common stock at $10 per share. Effective January 1, 1999, and as a result of the sale of 776,543 shares of common stock in an initial public offering (IPO), Tumbleweed, LLC (Tumbleweed) was merged into the Company. The interests of Tumbleweed members at the time of the merger were converted into a total of 5,105,000 shares of Company common stock.

The Company's assets of $1 at December 31, 1998 consisted solely of cash received in connection with the capitalization of the Company. As of December
31, 1998, the Company had not conducted any operations and all activities through December 31, 1998 related to the IPO and the merger with Tumbleweed. During 1998, the Company opened a bank account for the cash received in connection with the capitalization totaling $130 and, as a result of maintaining the cash account, the Company incurred expenses totaling $129 during 1998. All expenditures related to the IPO were funded and recorded by Tumbleweed. Accordingly, the Company's balance sheet as of December 31, 1998 and the statements of operations and cash flows for the period from inception through December 31, 1998 would not provide meaningful information and, accordingly, have been omitted. Also, the accompanying statements of operations and cash flows for the three months ended March 31, 1998 and balance sheet and pro forma balance sheet as of December 31, 1998 are those of Tumbleweed and are included for comparative purposes since it was the predecessor company.

As of March 31, 1999, the Company owns and operates 26 restaurants in Kentucky, Indiana and Ohio and franchises an additional 13 restaurants in Indiana, Illinois, Tennessee and Wisconsin. The Company also licenses five restaurants in Germany, Saudi Arabia and Jordan.

Interim Financial Reporting

The accompanying financial statements have been prepared by the Company without audit, with the exception of the December 31, 1998 balance sheet which was derived from the audited financial statements included in the Company's Form 10-K. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These financial statements, note disclosures and other information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


Pro forma Financial Information

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying pro forma balance sheet for Tumbleweed as of December 31, 1998 reflects the change in capitalization attributable to the conversion of Tumbleweed's members' interests into 5,105,000 shares of Tumbleweed, Inc. common stock as if the IPO had closed on December 31, 1998 (excluding the effects of the offering proceeds). The pro forma balance sheet also reflects the deferred tax effects of Tumbleweed changing from a limited liability company (which is taxed as a partnership) to a regular corporate taxable status. Such deferred tax effects are included in income on January 1, 1999, the date the change in tax status occurred.

Additionally, pro forma net income in the accompanying pro forma income data for the three months ended March 31, 1999 and 1998 reflects a pro forma adjustment to income before income taxes and cumulative effect of a change in accounting principle for federal and state income taxes at an estimated effective rate of 35% as if the Company had been a regular corporate taxpayer throughout the periods presented. Pro forma basic and diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for 1999. For 1998, the weighted average number of shares outstanding assumes the conversion of Tumbleweed's members' interests into common stock as of the beginning of the period.

2.   CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." The SOP was effective beginning January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. Prior to 1999, the Company capitalized its preopening costs incurred in connection with opening new restaurant locations. The unamortized balance of the Company's deferred preopening costs ($524,669 as of December 31, 1998) was written-off (net of income taxes of $183,634) as a cumulative effect of an accounting change on January 1, 1999.

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                 March 31  December 31
                                                   1999       1998
                                               -----------------------

Accrued payroll and related taxes              $  965,264   $  792,809
Accrued insurance and fees                        118,750      284,270
Accrued taxes, other than income and payroll      463,279      393,593
Gift certificate liability                        105,018      275,743
Other                                             219,423      127,236
                                               ----------   ----------
                                               $1,871,734   $1,873,651
                                               ==========   ==========

4.   LONG-TERM DEBT

Long-term debt consists of:

                                                        March 31     December 31
                                                          1999          1998
                                                       -------------------------
Secured $5,000,000 mortgage revolving line of
 credit note, bearing interest at prime rate
 plus .25% (8.0% at March 31, 1999), due December
 31, 2000                                              $ 2,172,148   $ 4,302,148

Secured mortgage note payable, bearing  interest
 at commercial paper rate plus 2.65% (7.52% at
 March 31, 1999), due February 17, 2006                  2,834,683
                                                                               -

Secured mortgage note payable,  bearing interest at
 prime rate plus 1% (8.75% at March 31, 1999),
 payable in monthly installments through October
 1, 2017                                                 1,078,485     1,084,274

                              (Continued next page)

                                                          March 31   December 31
                                                            1999        1998
                                                       -------------------------
Secured mortgage note payable, bearing interest
 at 8.5%, payable in monthly installments through
 February 15, 2008                                     $   983,514   $   991,396

Secured  mortgage note payable, bearing interest
 at 7.75%, payable in monthly installments through
 March 1, 2006                                             673,110             -

Secured mortgage note payable, bearing interest at
 prime rate plus 1.25% (9.0% at March 31, 1999),
 payable in monthly installments through November
 27, 2016                                                  662,500       671,875

Secured mortgage note payable, bearing interest at
  Commercial paper rate plus 3%                                  -     1,111,928


Secured mortgage note payable, bearing interest
  at commercial rate plus 3.1%                                   -       695,230

Other installment notes payable                            700,672       750,595
                                                       -------------------------
                                                         9,105,112     9,607,446
Less current maturities                                    499,602       427,088
                                                       -------------------------
Long-term debt                                         $ 8,605,510   $ 9,180,358
                                                       =========================

Property and equipment with a net book value of approximately $17,200,000 at March 31, 1999 collateralize the Company's long-term debt.

Subsequent to March 31, 1999, the Company increased its mortgage revolving line of credit note from $5,000,000 to $6,500,000 and the maturity date of the note was extended to December 31, 2001.


5.   RELATED PARTY TRANSACTIONS

On April 1, 1999, the Company purchased the land and building, including improvements, of the Springdale, Ohio restaurant from Keller, LLC, the lessor of the property, for $1,625,000. The purchase was made for an amount substantially equal to the costs originally expended by Keller, LLC in the purchase of the land and construction of the improvements which approximated the fair market value as determined by an independent appraisal. At the time of purchase, the Company entered into a modification agreement with a local bank to increase a line of credit and to place a mortgage on the land and building to secure the increased line of credit. At the time of the purchase, the Company's capital lease obligation to Keller, LLC was terminated.

6.   COMMITMENTS

At March 31, 1999, the Company had commitments of approximately $785,000 for the completion of the construction of three restaurants, for which landlord financing has been secured.

7.   SEGMENT INFORMATION

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

Generally, the Company evaluates performance and allocates resources based on net income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

Segment information for the three months ended March 31 is as follows:

1999:
                               Restaurant   Commissary   Corporate     Totals
                              --------------------------------------------------
Revenues from external
 customers                    $11,332,318  $   286,237  $   340,814  $11,959,369
Intersegment revenues                  --      667,885           --      667,885
General and
 administrative expenses               --           --      899,766      899,766
Advertising expenses                   --           --      284,962      284,962
Depreciation
and amortization                  332,639       29,688       56,138      418,465
Net interest expense                   --       41,825      204,517      246,342
Income(loss)before income
 taxes and cumulative effect
 of a change in accounting
 principle                      1,736,628       15,098   (1,132,761)     618,965


1998:
                               Restaurant   Commissary   Corporate     Totals
                              --------------------------------------------------
Revenues from external
 customers                    $ 8,409,122  $   250,866  $   247,888  $ 8,907,876
Intersegment revenues                  --      585,353           --      585,353
General and
 administrative expenses               --           --      741,679      741,679
Advertising expenses                   --           --      198,193      198,193
Depreciation and
 amortization                     222,560       28,406       49,596      300,562
Net interest
 expense                               --       40,425      101,437      141,862
Income(loss) before income
 taxes and cumulative effect
 of a change in accounting
 principle                      1,144,006       64,416     (866,275)     342,147

8.    INCOME TAXES

Concurrent with the merger of the Company as described in Note 1, Tumbleweed converted from a limited liability company into a C corporation and is now subject to federal and state income taxes. As of the date of the merger, the Company recorded a net deferred tax liability and corresponding income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities. At the date of the merger, the net differences equaled approximately $1,780,000 resulting in a net deferred tax liability and corresponding income tax expense of $639,623 which is included in the deferred income tax provision in the accompanying statement of operations for the three months ended March 31, 1999.

Income taxes on the Company's income for the three months ended March 31, 1999 have been provided for at an estimated effective tax rate of 35%.

Significant components of the Company's deferred tax assets and liabilities as of March 31, 1999 are as follows:

     Deferred tax assets:
       Book over tax amortization                  $      92,412
       Other                                              79,978
                                                   --------------
         Total deferred tax assets                       172,390

     Deferred tax liabilities:
       Deferred expenses                                (274,618)
       Tax over book depreciation                       (329,314)
       Other                                            (132,434)
                                                   --------------
         Total deferred tax liabilities                 (736,366)
                                                   --------------
     Net deferred tax liability                    $    (563,976)
                                                   ==============

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

Of the 44 Tumbleweed restaurants as of March 31, 1999, we owned and operated 26 restaurants in Kentucky, Indiana and Ohio, franchised 13 restaurants in Indiana, Illinois, Tennessee and Wisconsin, and licensed five restaurants in Germany, Jordan and Saudi Arabia. One additional Company-owned restaurant opened in Ft. Wayne, Indiana in May 1999, and one additional franchised restaurant opened in Glasgow, Kentucky in April 1999.

Effective January 1, 1999, Tumbleweed, LLC (Tumbleweed) converted to a C corporation from a limited liability company by merging with the Company. As a limited liability company, Tumbleweed had been treated as a partnership for income tax purposes and, accordingly, had not been subject to federal or state income taxes. The discussion of financial condition and results of operations included in the paragraphs that follow reflect a pro forma adjustment for federal and state income taxes that would have been recorded during the periods if Tumbleweed had been subject to corporate income taxes throughout the periods presented.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table, on the next page, sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.

                                                      Three-Months Ended
                                                          March 31,
                                                    1999              1998
                                                  ----------        ---------
Revenues:
  Restaurant sales                                    94.8  %          94.4   %
  Commissary sales                                     2.4              2.8
  Franchise fees and royalties                         2.1              2.1
  Other revenues                                       0.7              0.7
                                                  ----------        ---------
      Total revenues                                 100.0            100.0

Operating expenses:
  Restaurant cost of sales(1)                         28.8             28.4
  Commissary cost of sales(2)                         90.9             84.1
  Operating expenses(1)                               51.5             53.4
  Selling, general and administrative expenses         9.9             10.6
  Preopening expenses                                  1.1              1.1
  Depreciation and amortization                        3.5              3.4
                                                  ----------        ---------
      Total operating expenses                        92.8             94.6
                                                  ----------        ---------
      Income from operations                           7.2              5.4
Interest expense, net                                 (2.0)            (1.6)
                                                  ----------        ---------
Income before income taxes and cumulative
    effect of a change in accounting
    principle                                          5.2              3.8
Provision for income taxes:
    Current                                           (1.8)               -
    Deferred                                          (5.4)               -
                                                  ----------        ---------
Total provision for income taxes                      (7.2)               -
                                                  ----------        ---------
Income (loss) before cumulative effect
  of a change in accounting principle                 (2.0)             3.8
Cumulative effect of a change in
  accounting principle, net of tax                    (2.8)               -
                                                  ----------        ---------
Net income (loss)                                     (4.8) %           3.8  %
                                                  ==========        =========

Pro forma income data:
  Income before income taxes and
    cumulative effect of a change in
    accounting principle                               5.2  %           3.8  %
  Pro forma income taxes                              (1.8)            (1.3)
                                                  ----------        ---------
  Pro forma income before cumulative
    effect of a change in accounting
    principle                                          3.4              2.5
  Cumulative effect of a change in
    accounting principle, net of tax                  (2.8)               -
                                                  ----------        ---------
  Pro forma net income                                 0.6  %           2.5  %
                                                  ==========        =========

(1)    As percentage of restaurant sales.
(2)    As percentage of commissary sales.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Total revenues increased by $3,051,493 or 34.3% for the first three months of 1999 compared to the same period in 1998 primarily as a result of the following:

    Restaurant sales increased by $2,923,196 or 34.8% for the first three months of 1999 compared to the same period in 1998. The increase is due primarily to the addition of five additional Company-owned restaurants and an increase in same store sales of 2.4%

    Commissary sales to franchised restaurants increased by $35,371 or 14.1% for the first three months of 1999 compared to the same period in 1998. The increase is due primarily to the addition of five franchised or licensed restaurants.

    Franchise fees and royalties increased by $65,982 or 35.6% for the first three months of 1999 compared to the same period in 1998. The increase was due primarily to a $35,000 increase in franchise fees received upon the opening of two new franchised restaurants during the first three months of 1999 compared to one during the same period in 1998. Additionally, royalty income increased approximately $30,000 during the first three months of 1999 compared to the same period in 1998.

    Other revenues increased by $26,944 or 43.0% for the first three months of 1999 compared to the same period in 1998, primarily due to an increase in volume related purchasing rebates of approximately $25,000.

Restaurant cost of sales increased by $874,983 or 36.6% for the first three months of 1999 compared to the same period in 1998. The increase was principally due to the opening of five additional Company-owned restaurants. Restaurant cost of sales increased as a percentage of sales by 0.4% to 28.8% for the first three months of 1999 compared to 28.4% during the same period in 1998. The increase was primarily due to an increase in sales of American food which contains a higher cost to sales ratio compared to Mexican food sales. American food sales increased to 39.2% of total sales in the first three months of 1999 compared to 34.8% during the same period of 1998.

Commissary cost of sales increased $49,363 or 23.4% for the first three months of 1999 compared to the same period in 1998. The increase in commissary cost of sales is due primarily to increased overhead costs in the first three months of 1999 compared to the same period in 1998. As a percentage to sales, commissary cost of sales increased 6.8%.

Restaurant operating expenses increased by $1,345,235 or 30.0% for the first three months of 1999 compared to the same period in 1998. The increase reflects the addition of five Company-owned restaurants. Operating expenses decreased as a percentage of restaurant sales to 51.5% for the first three months of 1999 from 53.4% for the same period in 1998 primarily due to a 0.8% decrease in labor costs and a 1.2% decrease in restaurant level promotional costs.

Selling, general and administrative expenses increased by $256,856 or 27.3% for the first three months of 1999 compared to the same period in 1998. The increase was due in part to the addition of management and staff personnel during 1998 and the first three months of 1999 to support the growing restaurant base. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during the remainder of 1999 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 9.9% of revenues for the first three months of 1999 versus 10.6% for the same period in 1998.

Preopening expenses were $134,805 for the three months ended March 31, 1999 versus preopening amortization of $96,950 for the three months ended March 31, 1998. See Note 2 of the financial statements regarding the adoption of Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." As a result of the adoption of SOP 98-5 on January 1, 1999, the Company recorded a charge to income, net of tax, of $341,035 representing the write-off of deferred preopening costs as of December 31, 1998. The charge is reported net of taxes as a cumulative effect of a change in accounting principle.

Depreciation and amortization expense increased $117,903 or 39.2% for the first three months of 1999 compared to the same period in 1998 due primarily to the addition of five Company-owned restaurants.

Net interest expense increased $104,480 or 73.6% for the first three months of 1999 compared to the same period in 1998. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants.

The combined estimated effective federal and state income tax rate was 35% for the first three months of 1999. The pro forma adjustments provide for income taxes as though the Company had been subject to corporate income taxes throughout the periods presented. Additionally, as a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, the Company recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

The Company's pro forma income before cumulative effect of a change in accounting principle increased $179,931 or 80.1% for the first three months of 1999 compared to the same period in 1998. Pro forma income per share before cumulative effect of a change in accounting principle increased to $0.07 in the first three months of 1999 compared to $0.04 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to expand the number of our restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond our control. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which we intend to operate. There can be no assurance that we will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that our new restaurants will generate sales revenue or profit margins consistent with those of our existing restaurants, or that these new restaurants will be operated profitably.

Our principal capital needs arise from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing facilities. The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings and lease financing. The following table provides certain information regarding our sources and uses of capital for the periods presented:

                                                       Three-Months Ended
                                                           March 31,

                                                      1999             1998
                                                      ----             ----

Net cash provided by operations                 $      578,142    $    214,805

Purchases of property and equipment                  1,520,927       2,176,037

Proceeds from common stock offering                  7,765,347               -

Net distributions of members' equity                         -        (251,447)

Net borrowings (payments) on long-term
  debt and capital lease obligations               (7,606,355)       1,443,169


Since the acquisition of the Tumbleweed business, our single largest use of funds has been for capital expenditures consisting of land, building and equipment associated with our restaurant expansion program. The substantial growth of the Company over the period has not required significant additional working capital. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

We plan to open two additional Company-owned Tumbleweed restaurants during 1999, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel, and other factors. As of March 31, 1999, we had two restaurants under construction, which are expected to open in the second quarter of 1999.

We will utilize mortgage, sale/leaseback and landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants opened during 1999. The remaining costs will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans through 1999. Should our actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

We had a $5,000,000 mortgage revolving line of credit note with National City Bank (the "Credit Facility"). At March 31, 1999, we had outstanding borrowings under the Credit Facility of approximately $2,172,000. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends. Subsequent to March 31, 1999, we increased the Credit Facility to $6,500,000.

In order to provide any additional funds necessary to pursue the Company's growth strategy, we may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." The SOP was effective beginning January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. Prior to 1999, the Company capitalized its preopening costs incurred in connection with opening new restaurant locations. The unamortized balance of the Company's deferred preopening costs ($524,669 as of December 31, 1998) were written-off (net of income taxes of $183,634) as a cumulative effect of an accounting change on January 1, 1999.

IMPACT OF YEAR 2000

We have scheduled the replacement of certain of our older computer systems with hardware and software that has been certified to be Year 2000 compliant. We have also completed an assessment of our other computer systems and will modify or replace portions of our software so that our computer systems will function properly with respect to dates in or after the Year 2000. The total Year 2000 project cost is estimated at approximately $406,000, which includes $370,000 for the purchase of new hardware and software that will be capitalized and $36,000 that will be expensed as incurred. As of March 31, 1999, we had not incurred any expenses relating to the Year 2000 Project.

The project is estimated to be completed during August 1999, which is prior to any anticipated impact on our operating systems. We believe that as a result of the installation of new hardware, the modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for our computer systems. However, if such modifications and conversions are not made, or are not completed timely, the inability of our computer systems to function accurately could have a material impact on the operations of the Company.

We are in the process of querying our significant vendors with respect to Year 2000 issues. Based on the responses received from vendors, we are not aware of any vendors with a Year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, the inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the actual impact of non-compliance by vendors is not determinable.

We are in the process of developing a contingency plan in the event that we do not complete all phases of our Year 2000 program.

The costs of the project and the date on which we believe we will complete the Year 2000 modifications are based on management's best estimates, which were based on numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could harm our operations. We pay a majority of our employees hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Most of the leases provide for increases in rent based on increases in the consumer price index when the leases are renewed. We may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of March 31, 1999, approximately $7,000,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

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

     *10.6 Lease Agreement, dated August 28, 1997 between West Broad Development, LLC and Tumbleweed, LLC

     *10.7    Lease Agreement between Keller LLC and Tumbleweed LLC

     *10.8 Agreement and Assignment, dated April 20, 1995, between Keller LLC and Tumbleweed, LLC

     *10.9 Lease Agreement, dated April 1, 1995, between Douglas Ventures, Abfam, Inc. and Blue Door Bowling Green Joint Venture

     *10.10 Sublease Agreement, dated June 30, 1995, among Douglas Ventures, Abfam, Inc., Blue Door Bowling Green Joint Venture and Tumbleweed LLC

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

    *10.16    Form of Standard Franchise Agreement for Tumbleweed, LLC

    *10.17    Articles of Incorporation of Tumbleweed Marketing Fund, Inc

    *10.18    By laws of Tumbleweed Marketing Funds, Inc.

    *10.19    Bonus Compensation Plan for Senior Executives

     10.20 Revolving Line of Credit Note, dated April 21, 1999, between Tumbleweed, Inc. and National City Bank of Kentucky and related Loan Agreement

      27.1    Financial Data Schedule

     *99.1 Registration Rights Agreement between Tumbleweed, Inc. and Tumbleweed, LLC

         * Incorporated by reference to exhibits of the same number filed with the Commission on June 29, 1998 in Form S-1 Registration No. 333-57931

      (b)  Reports on Form 8-K

         Tumbleweed, Inc. filed Form 8-K on January 29, 1999 to report in Item 5 the completion of its initial public offering of common stock.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:        May 11, 1999

                                                Tumbleweed, Inc.

                                         By:  /s/ James M. Mulrooney
                                           -------------------------------
                                                  James M. Mulrooney
                                                  Executive Vice President
                                                  Chief Financial Officer