Form 10-Q
period 1999-06-30
TUMBLEWEED INC
filed 1999-08-11
CIK 1064535

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

                  For the quarterly period ended June 30, 1999

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


                1900Mellwood  Avenue,  Louisville,  Kentucky  40206  (Address of
                    principal executive offices)

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
Yes X No

The number of shares of common stock, par value of $.01 per share, outstanding on August 1, 1999 was 5,881,543.

Exhibit Index:  Pages  20 - 21

                                TUMBLEWEED, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE

  Item 1.  Financial Statements (Unaudited)
             a)  Statements of Operations for the six months
                 and three months ended June 30, 1999 and 1998                3
             b)  Balance Sheets as of June 30, 1999 and
                 December 31, 1998                                            4
             c)  Statements of Cash Flows for the six months
                 ended June 30, 1999 and 1998                                 6
             d)  Notes to Financial Statements                                7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     13

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                       19

PART II.    OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  20

Signature                                                                    22

                                Tumbleweed, Inc.

                            Statements of Operations

                                   (Unaudited)

                                              Six Months Ended            Three Months Ended
                                                   June 30                       June 30
                                             1999           1998           1999          1998
                                        ----------------------------  ----------------------------
Revenues:
  Restaurant sales                      $ 23,927,217   $ 18,547,631   $ 12,594,899   $ 10,138,509
  Commissary sales                           562,647        503,340        276,411        252,474
  Franchise fees and royalties               532,662        384,614        281,493        199,427
  Other revenues                             206,397        249,627        116,751        186,925
                                        ----------------------------  ----------------------------
Total revenues                            25,228,923     19,685,212     13,269,554     10,777,335

Operating expenses:
  Restaurant cost of sales                 6,963,848      5,385,530      3,700,447      2,997,113
  Commissary cost of sales                   514,882        430,119        254,629        219,227
  Operating expenses                      11,954,963      9,600,749      6,122,553      5,113,574
  Selling, general and
    administrative expenses                2,491,530      1,993,873      1,306,802      1,054,001
  Preopening expenses                        255,033        306,908        120,228        209,958
  Depreciation and amortization              862,735        655,364        444,270        354,802
                                        ----------------------------  ----------------------------
Total operating expenses                  23,042,991     18,372,543     11,948,929      9,948,675
                                        ----------------------------  ----------------------------
Income from operations                     2,185,932      1,312,669      1,320,625        828,660
Other income (expense):
  Interest income                             23,597         31,028          6,574         18,185
  Interest expense                          (546,121)      (410,257)      (282,756)      (255,552)
                                        ----------------------------  ----------------------------
Total other expense                         (522,524)      (379,229)      (276,182)      (237,367)
                                        ----------------------------  ----------------------------
Income before income taxes and
  cumulative effect of a change
  in accounting principle                  1,663,408        933,440      1,044,443        591,293
Provision for income taxes:
  Current                                   (582,193)             -       (365,555)             -
  Deferred                                  (639,623)             -              -              -
                                        ----------------------------  ----------------------------
Total provision for income taxes          (1,221,816)             -       (365,555)             -
                                        ----------------------------  ----------------------------
Income before cumulative effect
  of a change in accounting
  principle                                  441,592        933,440        678,888        591,293
Cumulative effect of a change in
  accounting principle, net of
    tax - see Note 2                        (341,035)             -              -              -
                                        ----------------------------  ----------------------------
Net income                              $    100,557   $    933,440   $    678,888   $    591,293
                                        ============================  ============================
Pro forma income data:
  Income before income taxes and
    cumulative effect of a change
    in accounting principle             $  1,663,408   $    933,440   $  1,044,443   $    591,293
  Pro forma income taxes                    (582,193)      (326,704)      (365,555)      (206,953)
                                        ----------------------------  ----------------------------
  Pro forma income before
    cumulative effect of a change
    in accounting principle                1,081,215        606,736        678,888        384,340
  Cumulative effect of a change
    in accounting principle, net
    of tax                                  (341,035)             -              -              -
                                        ----------------------------  ----------------------------
  Pro forma net income                  $    740,180   $    606,736   $    678,888   $    384,340
                                        ============================  ============================
Pro forma basic and diluted
  earnings per share:
  Pro forma income before
    cumulative effect of a change
    in accounting principle             $       0.18   $       0.12   $       0.12   $       0.08
  Cumulative effect of a change
    in accounting principle, net
    of tax                                     (0.06)             -              -              -
                                        ----------------------------  ----------------------------
  Pro forma net income                  $       0.12   $       0.12   $       0.12   $       0.08
                                        ============================  ============================
Weighted average number of out-
  standing shares (pro forma
  shares in 1998)                          5,881,543      5,105,000      5,881,543      5,105,000
                                        ============================  ============================


See accompanying notes.

                                Tumbleweed, Inc.

                                 Balance Sheets


                                                                                        Pro forma
                                                      June 30      December 31         December 31
                                                       1999           1998                1998
                                                   -----------------------------     ---------------
                                                    (Unaudited)                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $     888,850  $   1,898,973      $    1,898,973
  Accounts receivable                                    600,273        433,872             433,872
  Inventories                                          1,527,099      1,333,591           1,333,591
  Prepaid expenses                                       360,946        330,439             330,439
  Deferred preopening expenses                                 -        524,669             524,669
                                                   -----------------------------     ---------------
Total current assets                                   3,377,168      4,521,544           4,521,544

Property and equipment, net                           28,891,675     24,920,797          24,920,797

Goodwill, net of accumulated amortization of
  $495,642 in 1999 and $440,242 in 1998                2,793,100      2,833,704           2,833,704

Other assets                                             442,947      1,404,861           1,404,861





















                                                   -----------------------------     ---------------

Total assets                                       $  35,504,890  $  33,680,906      $   33,680,906
                                                   =============================     ===============


See accompanying notes.




                                                                                       Pro forma
                                                      June 30      December 31         December 31
                                                       1999           1998                1998
                                                   -----------------------------     ---------------
                                                    (Unaudited)                        (Unaudited)
Liabilities, Redeemable Members' Equity, Members'
  Equity, Retained Earnings (Deficit) and
  Stockholders' Equity
Current liabilities:
  Short-term borrowings                            $           -  $   6,990,348      $    6,990,348
  Accounts payable                                     1,324,023      1,781,418           1,781,418
  Accrued liabilities                                  1,905,430      1,873,651           1,873,651
  Deferred income taxes                                  386,430              -             467,420
  Current maturities on long-term
    debt and capital leases                              974,919        895,310             895,310
                                                   -----------------------------     ---------------
Total current liabilities                              4,590,802     11,540,727          12,008,147

Long-term liabilities:
  Long-term debt, less current maturities             11,042,723      9,180,358           9,180,358
  Capital lease obligations, less current
    maturities                                         3,057,937      3,287,296           3,287,296
  Deferred income taxes                                  266,837              -             172,203
  Other liabilities                                       93,340         94,838              94,838
                                                   -----------------------------     ---------------
Total long-term liabilities                           14,460,837     12,562,492          12,734,695
                                                   -----------------------------     ---------------

Total liabilities                                     19,051,639     24,103,219          24,742,842

Redeemable members' equity                                     -     18,924,688                   -

Members' equity                                                -        354,459                   -

Retained earnings (deficit)                                    -     (9,701,460)                  -

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized; no shares issued
    and outstanding                                            -              -                   -
  Common stock, $.01 par value, 16,500,000
    shares authorized; 5,881,543 shares issued
    and outstanding in 1999 (5,105,000 shares on a
    pro forma basis in 1998)                              58,815              -              51,050
  Paid-in capital                                     16,293,879              -           8,887,014
  Retained earnings                                      100,557              -                   -
                                                   -----------------------------     ---------------
     Total stockholders' equity                       16,453,251              -           8,938,064
                                                   -----------------------------     ---------------

Total liabilities and stockholders' equity         $  35,504,890  $  33,680,906      $   33,680,906
                                                   =============================     ===============


See accompanying notes.








                                Tumbleweed, Inc.

                            Statements of Cash Flows

                                   (Unaudited)

                                                         Six Months Ended
                                                              June 30
                                                        1999           1998
                                                   -----------------------------
Operating activities:
  Net income                                       $     100,557  $     933,440
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                       790,874        578,267
      Amortization                                        71,861         77,097
      Preopening amortization                                  -        306,908
      Deferred income taxes                              653,267              -
      Loss on disposition of property and equipment        3,616          3,945
      Changes in operating assets and liabilities:
        Accounts receivable                             (166,401)       122,114
        Inventories                                     (193,508)      (174,483)
        Deferred preopening expenses                     524,669       (611,323)
        Prepaid expenses                                 (47,748)       (18,152)
        Other assets                                     (52,103)         2,591
        Accounts payable                                  44,787       (121,882)
        Accrued liabilities                               31,779        229,969
        Other liabilities                                 (1,498)           752
                                                   -----------------------------
Net cash provided by operating activities              1,760,152      1,329,243

Investing activities:
  Purchases of property and equipment                 (4,765,368)    (2,505,742)
                                                   -----------------------------

Net cash used in investing activities                 (4,765,368)    (2,505,742)

Financing activities:
  Distribution of members' equity                              -       (551,445)
  Proceeds from common stock offering                  7,765,397              -
  Proceeds from issuance of long-term debt             6,243,435      3,280,463
  Payments on long-term debt and capital lease
    obligations                                      (11,521,168)    (1,750,806)
  Payment of public offering costs                      (492,571)       (52,111)
                                                   -----------------------------
Net cash provided by financing activities              1,995,093        926,101
                                                   -----------------------------

Net decrease in cash and cash equivalents             (1,010,123)      (250,398)

Cash and cash equivalents at beginning of period       1,898,973      1,228,867
                                                   -----------------------------
Cash and cash equivalents at end of period         $     888,850  $     978,469
                                                   =============================

Supplemental cash flow information:
  Cash paid for interest, net of amount
    capitalized                                    $     544,570  $     427,920
                                                   =============================

Noncash investing and financing activities:
  Equipment acquired by capital lease obligations  $           -  $   1,285,208
                                                   =============================



See accompanying notes.


                                TUMBLEWEED, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999


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

The Company's assets of $1 at December 31, 1998 consisted solely of cash received in connection with the capitalization of the Company. As of December 31, 1998, the Company had not conducted any operations and all activities through December 31, 1998 related to the IPO and the merger with Tumbleweed. During 1998, the Company opened a bank account for the cash received in connection with the capitalization totaling $130 and, as a result of maintaining the cash account, the Company incurred expenses totaling $129 during 1998. All expenditures related to the IPO were funded and recorded by Tumbleweed. Accordingly, the Company's balance sheet as of December 31, 1998 and the statements of operations and cash flows for the period from inception through December 31, 1998 would not provide meaningful information and, accordingly, have been omitted. Also, the accompanying statements of operations for the three months and six months ended June 30, 1998, statement of cash flows for the six months ended June 30, 1998 and balance sheet and pro forma balance sheet as of December 31, 1998 are those of Tumbleweed and are included for comparative purposes since it was the predecessor company.

As of June 30, 1999, the Company owns and operates 27 restaurants in Kentucky, Indiana and Ohio and franchises an additional 15 restaurants in Indiana, Illinois, Kentucky, Tennessee and Wisconsin. The Company also licenses five restaurants in Germany, Saudi Arabia and Jordan. Since June 30, 1999, the Company has opened an additional company-owned restaurant in Kentucky.

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

In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Additionally, pro forma net income in the accompanying pro forma income data for the six months ended June 30, 1999 and the three months and six months ended June 30, 1998 reflects a pro forma adjustment to income before income taxes and cumulative effect of a change in accounting principle for federal and state income taxes at an estimated effective rate of 35% as if the Company had been a regular corporate taxpayer throughout the periods presented. Pro forma basic and diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for 1999. For 1998, the weighted average number of shares outstanding assumes the conversion of Tumbleweed's members' interests into common stock as of the beginning of the period.

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

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                       June 30      December 31
                                                        1999           1998
                                                   -----------------------------

Accrued payroll and related taxes                  $     978,057  $     792,809
Accrued insurance and fees                               219,598        284,270
Accrued taxes, other than income and payroll             473,966        393,593
Gift certificate liability                                85,562        275,743
Other                                                    148,247        127,236
                                                   -----------------------------
                                                   $   1,905,430  $   1,873,651
                                                   =============================

4.   LONG-TERM DEBT

Long-term debt consists of:

                                                       June 30      December 31
                                                        1999           1998
                                                   -----------------------------
Secured $6,500,000  mortgage  revolving line of
  credit note, bearing interest at  prime rate
  plus .25% (8.0% at June 30, 1999), due December
  31, 2002                                         $   4,662,148  $   4,302,148

Secured mortgage note payable, bearing interest
  at commercial paper rate plus 2.65% (7.85% at
  June 30, 1999), due February 17, 2006                2,787,174              -

Secured mortgage note payable, bearing interest
  at prime rate plus 1% (8.75% at June 30, 1999),
  payable in monthly installments through October
  1, 2017                                              1,072,568      1,084,274
                              (Continued next page)

                                                       June 30      December 31
                                                        1999           1998
                                                   -----------------------------
Secured mortgage note payable, bearing interest at
  8.5%, payable in monthly installments through
  February 15, 2008                                $     974,990  $     991,396

Secured mortgage note payable, bearing interest
  at prime rate (7.75% at June 30, 1999), payable
  in monthly installments through March 1, 2006          667,364              -

Secured mortgage note payable, bearing interest
  at prime rate plus 1.25% (9.0% at June 30, 1999),
  payable in monthly installments through November
  27, 2016                                               653,125        671,875

Secured mortgage note payable, bearing interest at
  Commercial paper rate plus 3%                                -      1,111,928

Secured mortgage note payable, bearing interest
  at commercial rate plus 3.1%                                 -        695,230

Other installment notes payable                          732,051        750,595
                                                   -----------------------------
                                                      11,549,420      9,607,446
Less current maturities                                  506,697        427,088
                                                   -----------------------------
Long-term debt                                     $  11,042,723  $   9,180,358
                                                   =============================

Property and equipment with a net book value of approximately $20,500,000 at June 30, 1999 collateralize the Company's long-term debt.

Subsequent to June 30, 1999, the prime rate increased from 7.75% to 8.0%.


5.   RELATED PARTY TRANSACTIONS

On April 1, 1999, the Company purchased the land and building, including improvements, of the Springdale, Ohio restaurant from Keller, LLC (a limited liability company in which a director of the Company owns a substantial interest), the lessor of the property, for $1,625,000. The purchase was made for an amount substantially equal to the costs originally expended by Keller, LLC in the purchase of the land and construction of the improvements, which approximated the fair market value as determined by an independent appraisal. At the time of purchase, the Company entered into a modification agreement with a local bank to increase a line of credit and to place a mortgage on the land and building to secure the increased line of credit. At the time of the purchase, the Company's capital lease obligation to Keller, LLC was terminated.

On July 1, 1999, the Company purchased the land and building, including improvements, of the Bowling Green, Kentucky restaurant from Douglass Ventures (a Kentucky general partnership and stockholder of the Company in which a director of the Company is a general partner) and an unrelated third party, the co-lessors of the property, for $884,640. The purchase was calculated in accordance with the lease agreement which approximated the fair market value as determined by an independent appraisal. At the time of the purchase, the Company's lease obligation was terminated. The purchase price was funded by cash reserves and funds drawn on the Company's $6,500,000 line of credit.

6.   COMMITMENTS

At June 30, 1999, the Company had commitments of approximately $280,000 for the completion of the construction of three restaurants, of which two were open at June 30, 1999. Landlord financing has been secured to fund the commitments.

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

Segment information for the six months ended June 30 is as follows:

1999:
                              Restaurant   Commissary   Corporate     Totals
                            ----------------------------------------------------
Revenues from external
  customers                  $ 23,927,217  $  562,647  $  739,059  $ 25,228,923
Intersegment revenues                   -   1,312,843           -     1,312,843
General and
  administrative expenses               -           -   1,881,146     1,881,146
Advertising expenses                    -           -     610,384       610,384
Depreciation and
  amortization                    688,693      59,376     114,666       862,735
Net interest expense                    -      84,850     437,674       522,524
Income (loss) before income
  taxes and cumulative effect
  of a change in accounting
  principle                     3,948,071      14,993  (2,299,656)    1,663,408


1998:
                              Restaurant   Commissary   Corporate     Totals
                            ----------------------------------------------------
Revenues from external
  customers                  $ 18,547,631  $  503,340  $  634,241  $ 19,685,212
Intersegment revenues                   -   1,174,460           -     1,174,460
General and
  administrative expenses               -           -   1,562,887     1,562,887
Advertising expenses                    -           -     430,986       430,986
Depreciation and
  amortization                    495,603      56,812     102,949       655,364
Net interest expense                    -      80,850     298,379       379,229
Income (loss) before income
  taxes and cumulative effect
  of a change in accounting
  principle                     2,736,547     106,407  (1,909,514)      933,440

Segment information for the three months ended June 30 is as follows:

1999:
                              Restaurant   Commissary   Corporate     Totals
                            ----------------------------------------------------
Revenues from external
  customers                  $ 12,594,899  $  276,411  $  398,244  $ 13,269,554
Intersegment revenues                   -     644,958           -       644,958
General and
  administrative expenses               -           -     981,380       981,380
Advertising expenses                    -           -     325,422       325,422
Depreciation and
  amortization                    356,054      29,688      58,528       444,270
Net interest expense                    -      43,025     233,157       276,182
Income (loss) before income
  taxes and cumulative effect
  of a change in accounting
  principle                     2,211,443        (105) (1,166,895)    1,044,443


1998:
                              Restaurant   Commissary   Corporate     Totals
                            ----------------------------------------------------
Revenues from external
  customers                  $ 10,138,509  $  252,474  $  386,352  $ 10,777,335
Intersegment revenues                   -     589,107           -       589,107
General and
  administrative expenses               -           -     821,208       821,208
Advertising expenses                    -           -     232,793       232,793
Depreciation and
  amortization                    273,043      28,406      53,353       354,802
Net interest expense                    -      40,425     196,942       237,367
Income (loss) before income
  taxes and cumulative effect
  of a change in accounting
  principle                     1,592,541      41,991  (1,043,239)      591,293


8.    INCOME TAXES

Concurrent with the merger of the Company as described in Note 1, Tumbleweed converted from a limited liability company into a C corporation and is now subject to federal and state income taxes. As of the date of the merger, the Company recorded a net deferred tax liability and corresponding income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities. At the date of the merger, the net differences equaled approximately $1,780,000 resulting in a net deferred tax liability and corresponding income tax expense of $639,623 which is included in the deferred income tax provision in the accompanying statement of operations for the six months ended June 30, 1999.

Income taxes on the Company's income for the three months and six months ended June 30, 1999 have been provided for at an estimated effective tax rate of 35%.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 1999 are as follows:

           Deferred tax assets:
                Book over tax amortization               $     76,491
                Other                                          68,532
                                                        ---------------
                     Total deferred tax assets                145,023

           Deferred tax liabilities:
                Deferred expenses                            (276,051)
                Tax over book depreciation                   (362,564)
                Other                                        (159,675)
                                                        ---------------
                     Total deferred tax liabilities          (798,290)
                                                        ---------------
           Net deferred tax liability                    $   (653,267)
                                                        ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We make various forward-looking statements about our business in the following discussion. When making these forward-looking statements, we use words such as expects, believes, estimates, anticipates, plans and similar expressions to identify them. We also identify important cautionary factors that could cause our actual results to differ materially from those projected in the forward-looking statements we make. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the availability and cost of financing and other events that affect our restaurant expansion program, changes in food and other costs, changes in national, regional or local economic conditions, changes in consumer tastes, competitive factors such as changes in the number and location of competing restaurants, the availability of experienced management and hourly employees, and other factors set forth below.

Of the 47 Tumbleweed restaurants as of June 30, 1999, we owned and operated 27 restaurants in Kentucky, Indiana and Ohio, franchised 15 restaurants in Indiana, Illinois, Kentucky, Tennessee and Wisconsin, and licensed five restaurants in Germany, Jordan and Saudi Arabia. One additional company-owned restaurant opened in Henderson, Kentucky in July 1999.

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

                                  Six Months Ended          Three Months Ended
                                      June 30                    June 30
                                 1999         1998          1999         1998
                               ---------    ---------     ---------    ---------
Revenues:
  Restaurant sales               94.9  %      94.2  %       94.9  %      94.1  %
  Commissary sales                2.2          2.6           2.1          2.3
  Franchise fees and royalties    2.1          1.9           2.1          1.9
  Other revenues                  0.8          1.3           0.9          1.7
                               ---------    ---------     ---------    ---------
    Total revenues              100.0        100.0         100.0        100.0

Operating expenses:
  Restaurant cost of sales(1)    29.1         29.0          29.4         29.6
  Commissary cost of sales(2)    91.5         85.5          92.1         86.8
  Operating expenses(1)          50.0         51.8          48.6         50.4
  Selling, general and
    administrative expenses       9.9         10.1           9.8          9.8
  Preopening expenses             1.0          1.6           0.9          1.9
  Depreciation and amortization   3.4          3.3           3.3          3.3
                               ---------    ---------     ---------    ---------
    Total operating expenses     91.3         93.3          90.0         92.3
                               ---------    ---------     ---------    ---------
    Income from operations        8.7          6.7          10.0          7.7
Interest expense, net            (2.1)        (1.9)         (2.1)        (2.2)
                               ---------    ---------     ---------    ---------
Income before income taxes
  and cumulative effect of a
  change in accounting
  principle                       6.6          4.8           7.9          5.5
Provision for income taxes:
  Current                        (2.3)           -          (2.8)           -
  Deferred                       (2.5)           -             -            -
                               ---------    ---------     ---------    ---------
Total provision for income taxes (4.8)           -          (2.8)           -
                               ---------    ---------     ---------    ---------
Income before cumulative effect
  of a change in accounting
  principle                       1.8          4.8           5.1          5.5
Cumulative effect of a change
  in accounting principle, net
  of tax                         (1.4)           -             -            -
                               ---------    ---------     ---------    ---------
Net income                        0.4  %       4.8  %        5.1  %       5.5  %
                               =========    =========     =========    =========

Pro forma income data:
  Income before income taxes
    and cumulative effect of
    a change in accounting
    principle                     6.6  %       4.8  %        7.9  %       5.5  %
  Pro forma income taxes         (2.3)        (1.7)         (2.8)        (1.9)
                               ---------    ---------     --------    ---------
  Pro forma income before
    cumulative effect of a
    change in accounting
    principle                     4.3          3.1           5.1          3.6
  Cumulative effect of a
    change in accounting
    principle, net of tax        (1.4)           -             -            -
                               ---------    ---------     ---------    ---------
  Pro forma net income            2.9  %       3.1  %        5.1  %       3.6  %
                               =========    =========     =========    =========

(1)    As percentage of restaurant sales.
(2)    As percentage of commissary sales.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Total revenues increased by $5,543,711 or 28.2% for the six months ended June 30, 1999 compared to the same period in 1998 primarily as a result of the following:

  Restaurant sales increased by $5,379,586 or 29.0% for the six months ended June 30, 1999 compared to the same period in 1998. The increase is due primarily to the addition of five Company-owned restaurants since June 30, 1998 and an increase in same store sales of 4.1% for the six month period.

  Commissary sales to franchised restaurants increased by $59,307 or 11.8% for the six months ended June 30, 1999 compared to the same period in 1998. The increase is due primarily to the addition of five franchised or licensed restaurants since June 30, 1998.

  Franchise fees and royalties increased by $148,048 or 38.5% for the six months ended June 30, 1999 compared to same period in 1998. The increase was due primarily to a $70,000 increase in franchise fees received upon the opening of four new franchised restaurants during the six months ended June 30, 1999 compared to two during the same period in 1998. Additionally, royalty income increased approximately $83,000 during the six months ended June 30, 1999 compared to the same period in 1998.

  Other revenues decreased by $43,230 or 17.3% for the six months ended June 30, 1999 compared to the same period in 1998 primarily due to the fact that 1998 includes approximately $143,000 received from the Ohio Bureau of Workers' Compensation which represents a return of invested premiums by the State of Ohio. There was no similar income during the six months ended June 30, 1999. The decrease in other revenues is partially offset by an increase in volume related purchasing rebates of approximately $39,000.

  Restaurant cost of sales increased by $1,578,318 or 29.3% for the six months ended June 30, 1999 compared to the same period in 1998. The increase was principally due to the opening of five additional Company-owned restaurants since June 30, 1998. Restaurant cost of sales increased as a percentage of sales by 0.1% to 29.1% for the six months ended June 30, 1999 compared to 29.0% during the same period in 1998.

Commissary cost of sales increased $84,763 or 19.7% for the six months ended June 30, 1999 compared to the same period in 1998. The increase in commissary cost of sales is due primarily to increased overhead costs in the six months ended June 30, 1999 compared to the same period in 1998. As a percentage to sales, commissary cost of sales increased 6.0%.

Restaurant operating expenses increased by $2,354,214 or 24.5% for the six months ended June 30, 1999 compared to the same period in 1998. The increase reflects the addition of five Company-owned restaurants since June 30, 1998. Operating expenses decreased as a percentage of restaurant sales to 50.0% for the six months ended June 30, 1999 from 51.8% for the same period in 1998 primarily due to a 0.8% decrease in labor costs and a 0.7% decrease in restaurant level promotional costs.

Selling, general and administrative expenses increased by $497,657 or 25.0% for the six months ended June 30, 1999 compared to the same period in 1998. The increase was due in part to the addition of management and staff personnel during 1998 and the six months ended June 30, 1999 to support the growing restaurant base and additional advertising costs. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during the remainder of 1999 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 9.9% of revenues for the six months ended June 30, 1999 versus 10.1% for the same period in 1998.

Preopening expenses were $255,033 for the six months ended June 30, 1999 versus preopening amortization of $306,908 for the six months ended June 30, 1998. See
Note 2 of the financial statements regarding the adoption of Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." As a result of the adoption of SOP 98-5 on January 1, 1999, the Company recorded a charge to income, net of tax, of $341,035 representing the write-off of deferred preopening costs as of December 31, 1998. The charge is reported net of taxes as a cumulative effect of a change in accounting principle.

Depreciation and amortization expense increased $207,371 or 31.6% for the six months ended June 30, 1999 compared to the same period in 1998 due primarily to the addition of five Company-owned restaurants since June 30, 1998.

Net interest expense increased $143,295 or 37.8% for the six months ended June 30, 1999 compared to the same period in 1998. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants.

The combined estimated effective federal and state income tax rate was 35% for the six months ended June 30, 1999. The pro forma adjustments provide for income taxes as though the Company had been subject to corporate income taxes throughout the periods presented. Additionally, as a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, the Company recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

The Company's pro forma income before cumulative effect of a change in accounting principle increased $474,479 or 78.2% for the six months ended June 30, 1999 compared to the same period in 1998. Pro forma income per share before cumulative effect of a change in accounting principle increased to $0.18 during the six months ended June 30, 1999 compared to $0.12 for the same period in 1998.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Total revenues increased by $2,492,219 or 23.1% for the three months ended June 30, 1999 compared to the same period in 1998 primarily as a result of the following:

  Restaurant sales increased by $2,456,390 or 24.2% for the three months ended June 30, 1999 compared to the same period in 1998. The increase is due primarily to the addition of five Company-owned restaurants since June 30, 1998 and an increase in same store sales of 5.4% for the three month period.

  Commissary sales to franchised restaurants increased by $23,937 or 9.5% for the three months ended June 30, 1999 compared to the same period in 1998. The increase is due primarily to the addition of five franchised or licensed restaurants since June 30, 1998.

  Franchise fees and royalties increased by $82,066 or 41.2% for the three months ended June 30, 1999 compared to same period in 1998. The increase was due to a $35,000 increase in franchise fees received upon the opening of two new franchised restaurants during the three months ended June 30, 1999 compared to one during the same period in 1998. Additionally, royalty income increased approximately $50,000 during the three months ended June 30, 1999 compared to the same period in 1998 as a result of an increase in franchised restaurants.

  Other revenues decreased by $70,174 or 37.5% for the three months ended June 30, 1999 compared to the same period in 1998 primarily due to the fact that the three months ended June 30, 1998 includes approximately $143,000 received from the Ohio Bureau of Workers' Compensation which represents a return of invested premiums by the State of Ohio. There was no similar income during the three months ended June 30, 1999. The decrease in other revenues is partially offset by an increase in volume related purchasing rebates of approximately $32,000.

Restaurant cost of sales increased by $703,334 or 23.5% for the three months ended June 30, 1999 compared to the same period in 1998. The increase was principally due to the opening of five additional Company-owned restaurants since June 30, 1998. Restaurant cost of sales decreased as a percentage of sales by 0.2% to 29.4% for the three months ended June 30, 1999 compared to 29.6% during the same period in 1998.

Commissary cost of sales increased $35,402 or 16.1% for the three months ended June 30, 1999 compared to the same period in 1998. The increase in commissary cost of sales is due primarily to increased overhead costs in the three months ended June 30, 1999 compared to the same period in 1998. As a percentage to sales, commissary cost of sales increased 5.3%.

Restaurant operating expenses increased by $1,008,979 or 19.7% for the three months ended June 30, 1999 compared to the same period in 1998. The increase reflects the addition of five Company-owned restaurants since June 30, 1998. Operating expenses decreased as a percentage of restaurant sales to 48.6% for the three months ended June 30, 1999 from 50.4% for the same period in 1998 primarily due to a 1.0% decrease in labor costs and a 0.4% decrease in controllable operating costs.

Selling, general and administrative expenses increased by $252,801 or 24.0% for the three months ended June 30, 1999 compared to the same period in 1998. The increase was due in part to the addition of management and staff personnel during 1998 and the six months of 1999 to support the growing restaurant base and additional advertising costs. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during the remainder of 1999 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 9.8% of revenues for the three months ended June 30, 1999 and 1998.

Preopening expenses were $120,228 for the three months ended June 30, 1999 versus preopening amortization of $209,958 for the three months ended June 30, 1998. See the discussion above regarding the adoption of Statement of Position 98-5.

Depreciation and amortization expense increased $89,468 or 25.2% for the three months ended June 30, 1999 compared to the same period in 1998 due primarily to the addition of five Company-owned restaurants since June 30, 1998.

Net interest expense increased $38,815 or 16.3% for the three months ended June 30, 1999 compared to the same period in 1998. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants.

The combined estimated effective federal and state income tax rate was 35% for the three months ended June 30, 1999. The pro forma adjustments provide for income taxes as though the Company had been subject to corporate income taxes throughout the periods presented.

The Company's pro forma income before cumulative effect of a change in accounting principle increased $294,548 or 76.6% for the three months ended June 30, 1999 compared to the same period in 1998. Pro forma income per share before cumulative effect of a change in accounting principle increased to $0.12 during the three months ended June 30, 1999 compared to $0.08 for the same period in 1998.


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

Our principal capital needs arise from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing facilities. The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings and lease financing. The table on the following page provides certain information regarding our sources and uses of capital for the periods presented.

                                                   Six Months Ended
                                                       June 30

                                                  1999          1998
                                                  ----          ----

Net cash provided by operations              $ 1,760,152   $ 1,329,243

Purchases of property and equipment            4,765,368     2,505,742

Proceeds from common stock offering            7,765,397             -

Net distributions of members' equity                   -      (551,445)

Net borrowings (payments) on long-term
  debt and capital lease obligations          (5,277,733)    1,529,657




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

We plan to open two additional Company-owned Tumbleweed restaurants during 1999, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel, and other factors. As of June 30, 1999, we had one restaurant under construction which opened in July 1999.

We will utilize mortgage, sale/leaseback and landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants opened during 1999. The remaining costs will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans through 1999. Should our actual results of operations fall short of, or our rate of expansion significantly exceed our plans, or should our costs or capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

We have a $6,500,000 mortgage revolving line of credit note with National City Bank (the "Credit Facility"). At June 30, 1999, we had outstanding borrowings under the Credit Facility of approximately $4,662,148. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

In order to provide any additional funds necessary to pursue the Company's growth strategy, we may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, our equity and debt securities, the availability and terms of which will depend upon market and other conditions. There is no assurance that such additional financing will be available on terms acceptable to us.

CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." The SOP was effective beginning January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. Prior to 1999, we capitalized our preopening costs incurred in connection with opening new restaurant locations. The unamortized balance of the Company's deferred preopening costs ($524,669 as of December 31,

1998) were written-off (net of income taxes of $183,634) as a cumulative effect of an accounting change on January 1, 1999.

IMPACT OF YEAR 2000

We have scheduled the replacement of certain of our older computer systems with hardware and software that has been certified to be Year 2000 compliant. We have also completed an assessment of our other computer systems and will modify or replace portions of our software so that our computer systems will function properly with respect to dates in or after the Year 2000. The total Year 2000 project cost is estimated at approximately $406,000, which includes $370,000 for the purchase of new hardware and software that will be capitalized and $36,000 that will be expensed as incurred. As of June 30, 1999, we had incurred approximately $60,000 relating to the Year 2000 Project.

The project is estimated to be completed during September 1999, which is prior to any anticipated impact on our operating systems. We believe that as a result of the installation of new hardware, the modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for our computer systems. However, if such modifications and conversions are not made, or are not completed timely, the inability of our computer systems to function accurately could have a material impact on the operations of the Company.

We have queried our significant vendors with respect to Year 2000 issues. Based on the responses received from vendors, we are not aware of any vendors with a Year 2000 issue that would materially impact results of operations, liquidity, or capital resources.

We are in the process of developing a contingency plan in the event that we do not complete all phases of our Year 2000 program.

The costs of the project and the date on which we believe we will complete the Year 2000 modifications are based on management's best estimates, which were based on numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there is no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could harm our operations. We pay a majority of our employees hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly workers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Most of the leases provide for increases in rent based on increases in the consumer price index when the leases are renewed. We may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of June 30, 1999, approximately $10,400,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

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

   *10.16 Form of Standard Franchise Agreement for Tumbleweed, LLC

   *10.17 Articles of Incorporation of Tumbleweed Marketing Fund, Inc

   *10.18 By laws of Tumbleweed Marketing Funds, Inc.

   *10.19 Bonus Compensation Plan for Senior Executives

  **10.20 Revolving Line of Credit Note, dated April 21, 1999, between
          Tumbleweed, Inc. and National City Bank of Kentucky and related Loan Agreement

    27.1   Financial Data Schedule

   *99.1 Registration Rights Agreement between Tumbleweed, Inc. and Tumbleweed, LLC

         * Incorporated by reference to exhibits of the same number filed with the Commission on June 29, 1998 in Form S-1 Registration No. 333-57931

         ** Incorporated by reference to exhibits of the same number filed with the Commission on May 12, 1999 in Form 10-Q File No. 333-57931.

      (b)  Reports on Form 8-K

         None.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:        August 9, 199                        Tumbleweed, Inc.

                                                   By:  /s/ James M. Mulrooney
                                                   --------------------------
                                                   James M. Mulrooney
                                                   Executive Vice President
                                                   Chief Financial Officer