Form 10-Q
period 1999-09-30
TUMBLEWEED INC
filed 1999-11-12
CIK 1064535

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

              For the quarterly period ended September 30, 1999

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

The number of shares of common stock, par value of $.01 per share, outstanding on November 1, 1999 was 5,881,543.

Exhibit Index:  Pages  21 - 22

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                           PAGE
  Item 1.     Financial Statements (Unaudited)
    a)     Statements of Operations for the nine months and three months
           ended September 30, 1999 and 1998                                  3
    b)     Balance Sheets as of September 30, 1999 and December 31, 199       4
    c)     Statements of Cash Flows for the nine months ended September 30,
           1999 and 1998                                                      6
    d)     Notes to Financial Statements                                      7

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  13

  Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk                                                    20

PART II.    OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                               21

Signature                                                                    23



                                Tumbleweed, Inc.
                               Statement of Income
                                   (Unaudited)

                                  Nine Months Ended       Three Months Ended
                                    September 30             September 30
                                  1999        1998         1999        1998
                              ------------------------  ------------------------
Revenues:
 Restaurant sales             $36,719,970 $29,064,352   $12,792,753 $10,516,721
 Commissary sales                 875,842     752,644       313,194     249,303
 Franchise fees and royalties     800,430     566,871       267,768     182,257
 Other revenues                   358,558     406,850       152,161     157,223
                              ------------------------  ------------------------
Total Revenues                 38,754,800  30,790,717    13,525,876  11,105,504

Operating expenses:
 Restaurant cost of sales      10,658,321   8,470,147     3,694,473   3,084,617
 Commissary cost of sales         789,530     648,631       274,647     218,511
 Operating expenses            18,409,630  14,963,287     6,454,667   5,362,538
 Selling, general and
  administrative expenses       3,761,375   2,994,809     1,269,845   1,000,936
 Preopening expenses              318,320     537,319        63,287     230,411
 Depreciation and amortization  1,321,989   1,024,658       459,254     369,294
                              ------------------------  ------------------------
Total operating expenses       35,259,165  28,638,851    12,216,173  10,266,307
                              ------------------------  ------------------------

Income from operations          3,495,635   2,151,866     1,309,703     839,197
Other income (expense):
 Interest income                   35,949      45,827        12,352      14,799
 Interest expense                (851,972)   (651,203)     (305,851)   (240,946)
                              ------------------------  ------------------------
Total other expense              (816,023)   (605,376)     (293,499)   (226,147)
                              ------------------------  ------------------------

Income before income taxes and
 cumulative effect of a
 change in accounting principle 2,679,612   1,546,490     1,016,204     613,050
Provision for income taxes:
 Current                         (937,864)          -      (355,671)          -
 Deferred                        (639,623)          -             -           -
                              ------------------------  ------------------------
Total provision for income
 taxes                         (1,577,487)          -      (355,671)          -
                              ------------------------  ------------------------

Income before cumulative effect
 of a change in accounting
 principle                      1,102,125   1,546,490       660,533     613,050
Cumulative effect of a change in
 accounting principle, net
 of tax                          (341,035)          -             -           -
                              ------------------------  ------------------------
Net income                    $   761,090 $ 1,546,490   $   660,533 $   613,050
                              ========================  ========================

Pro forma income data:
 Income before income taxes and
  cumulative effect of a change
  in accounting principle     $ 2,679,612 $ 1,546,490   $ 1,016,204 $   613,050
 Pro forma income taxes          (937,864)   (541,272)     (355,671)   (214,568)
                              ------------------------  ------------------------
 Pro forma income before
  cumulative effect of a change
  in accounting principle       1,741,748   1,005,218       660,533     398,482
 Cumulative effect of a change
  in accounting principle,
  net of tax                     (341,035)          -             -           -
                              ------------------------  ------------------------
 Pro forma net income         $ 1,400,713 $ 1,005,218   $   660,533 $   398,482
                              ========================  ========================
Pro forma basic and diluted
 earning per share:
 Pro forma income before
  cumulative effect of a change
  in accounting principle     $      0.30 $      0.20   $      0.11 $      0.08
 Cumulative effect of a change in
  accounting principle,
  net of tax                        (0.06)          -             -           -
                              ------------------------  ------------------------
 Pro forma net income         $      0.24 $      0.20   $      0.11 $      0.08
                              ========================  ========================
Weighted average number of
 outstanding shares (pro
 forma shares in 1998)          5,881,543   5,105,000     5,881,543   5,105,000
                              ========================  ========================
See accompanying notes.

                               Tumbleweed, Inc.

                                 Balance Sheets


                                                                      Pro forma
                                        September 30  December 31    December 31
                                            1999         1998           1998
                                        -------------------------   ------------
                                        (Unaudited)                  (Unaudited)
Assets
Current assets:
 Cash and cash equivalents              $    364,405 $  1,898,973   $  1,898,973
 Accounts receivable                         487,555      433,872        433,872
 Inventories                               1,438,442    1,333,591      1,333,591
 Prepaid expenses                            358,804      330,439        330,439
 Deferred preopening expenses                      -      524,669        524,669
                                        -------------------------   ------------
Total current assets                       2,649,206    4,521,544      4,521,544

Property and equipment, net               29,739,123   24,920,797     24,920,797

Goodwill, net of accumulated amortization
 of $523,560 in 1999 and $440,242 in 1998  2,765,183    2,833,704      2,833,704

Other assets                                 428,937    1,404,861      1,404,861






















                                        -------------------------   ------------

Total assets                            $ 35,582,449 $ 33,680,906   $ 33,680,906
                                        =========================   ============



See accompanying notes.






                                                                     Pro forma
                                        September 30  December 31   December 31
                                            1999          1998         1998
                                        -------------------------   ------------
                                        (Unaudited)                  (Unaudited)
Liabilities, Redeemable Members' Equity,
Members' Equity, Retained Earnings
 (Deficit) and Stockholders' Equity
Current Liabilities:
 Short-term borrowings                  $          - $  6,990,348   $  6,990,348
 Accounts payable                          1,323,799    1,781,418      1,781,418
 Accrued liabilities                       1,849,047    1,873,651      1,873,651
 Deferred income taxes                       398,974            -        467,420
 Current maturities on long-tern
  debt and capital leases                    968,245      895,310        895,310
                                        -------------------------   ------------
Total current liabilities                  4,540,065   11,540,727     12,008,147

Long-term liabilities:
 Long-term debt, less current maturities  10,481,031    9,180,358      9,180,358
 Capital lease obligations, less current
  maturities                               2,926,471    3,287,296      3,287,296
 Deferred income taxes                       316,008            -        172,203
 Other liabilities                           205,090       94,838         94,838
                                        -------------------------   ------------
Total long-term liabilities               13,928,600   12,562,492     12,734,695
                                        -------------------------   ------------

Total liabilities                         18,468,665   24,103,219     24,742,842

Redeemable members' equity                         -   18,924,688              -

Members' equity                                    -      354,459              -

Retained earnings (deficit)                        -   (9,701,460)             -

Stockholders' equity:
 Preferred stock, $.01 par value,
  1,000,000 shares authorized; no shares
  issued and outstanding                           -            -              -
 Common stock, $.01 par value, 16,500,000
  shares authorized; 5,881,543 shares
  issued and outstanding in 1999
  (5,105,000 shares on a pro forma basis
  in 1998)                                    58,815            -         51,050
 Paid-in capital                          16,293,879            -      8,887,014
 Retained earnings                           761,090            -              -
                                        -------------------------   ------------
  Total stockholders' equity              17,113,784            -      8,938,064
                                        -------------------------   ------------

Total liabilities and stockholders'
 equity                                 $ 35,582,449 $ 33,680,906   $ 33,680,906
                                        =========================   ============



See accompanying notes.



                                Tumbleweed, Inc.

                            Statements of Cash Flows

                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30
                                                          1999         1998
                                                     ---------------------------
Operating activities:
 Net income                                          $    761,090   $ 1,546,490
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                         1,213,159       910,447
   Amortization                                           108,829       114,211
   Preopening amortization                                      -       537,319
   Deferred income taxes                                  714,982             -
   Loss on disposition of property and equipment           23,004         9,981
   Changes in operating assets and liabilities:
    Accounts receivable                                   (53,683)       37,907
    Inventories                                          (104,851)     (299,556)
    Deferred preopening expenses                          524,669      (948,815)
    Prepaid expenses                                      (47,080)      (44,992)
    Other assets                                          (45,670)     (100,976)
    Accounts payable                                       44,563        18,253
    Accrues liabilities                                   (24,604)      459,189
    Other liabilities                                     110,252       (20,497)
                                                     ---------------------------
Net cash provided by operating activities               3,224,660     2,218,961

Investing activities:
 Purchases of property and equipment                   (6,054,489)   (5,619,749)
                                                     ---------------------------

Net cash used in investing activities                  (6,054,489)   (5,619,749)

Financing activities:
 Distribution of members' equity                                -      (651,445)
 Proceeds from common stock offering                    7,765,397             -
 Proceeds from issuance of long-term debt               6,493,435     5,380,463
 Payments on long-term debt and capital
  lease obligations                                   (12,471,000)   (2,020,001)
 Payment of public offering costs                        (492,571)     (281,761)
                                                     ---------------------------
Net cash provided by financing activities               1,295,261     2,427,256
                                                     ---------------------------

Net decrease in cash and cash equivalents              (1,534,568)     (973,532)

Cash and cash equivalents at beginning of period        1,898,973     1,228,867
                                                     ---------------------------
Cash and cash equivalents at end of period           $    364,405   $   255,335
                                                     ===========================

Supplemental cash flow information:
 Cash paid for interest, net of amount capitalized   $    853,523   $   651,203
                                                     ===========================

Noncash investing and financing activities:
 Equipment acquired by capital lease obligations     $          -   $   735,208
                                                     ===========================

See accompanying notes.

                                TUMBLEWEED, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999


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

The Company's assets of $1 at December 31, 1998 consisted solely of cash received in connection with the capitalization of the Company. As of December 31, 1998, the Company had not conducted any operations and all activities through December 31, 1998 related to the IPO and the merger with Tumbleweed. During 1998, the Company opened a bank account for the cash received in connection with the capitalization totaling $130 and, as a result of maintaining the cash account, the Company incurred expenses totaling $129 during 1998. All expenditures related to the IPO were funded and recorded by Tumbleweed. Accordingly, the Company's balance sheet as of December 31, 1998 and the statements of operations and cash flows for the period from inception through December 31, 1998 would not provide meaningful information and, accordingly, have been omitted. Also, the accompanying statements of operations for the three months and nine months ended September 30, 1998, statement of cash flows for the nine months ended September 30, 1998 and balance sheet and pro forma balance sheet as of December 31, 1998 are those of Tumbleweed and are included for comparative purposes since it was the predecessor company.

As of September 30, 1999, the Company owns and operates 28 restaurants in Kentucky, Indiana and Ohio and franchises an additional 16 restaurants in Indiana, Illinois, Kentucky, Tennessee and Wisconsin. The Company also licenses five restaurants in Germany, Saudi Arabia and Jordan. Subsequent to September 30, 1999, one franchised restaurant located in Nashville, Tennessee ceased operations.

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

In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Additionally, pro forma net income in the accompanying pro forma income data for the nine months ended September 30, 1999 and the three months and nine months ended September 30, 1998 reflects a pro forma adjustment to income before income taxes and cumulative effect of a change in accounting principle for federal and state income taxes at an estimated effective rate of 35% as if the Company had been a regular corporate taxpayer throughout the periods presented. Pro forma basic and diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for 1999. For 1998, the weighted average number of shares outstanding assumes the conversion of Tumbleweed's members' interests into common stock as of the beginning of the period.

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

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                    September 30    December 31
                                                        1999           1998
                                                   -----------------------------

Accrued payroll and related taxes                  $    815,712    $   792,809
Accrued insurance and fees                              325,662        284,270
Accrued taxes, other than income and payroll            520,447        393,593
Gift certificate liability                               91,143        275,743
Other                                                    96,083        127,236
                                                   -----------------------------
                                                   $  1,849,047    $ 1,873,651
                                                   =============================

4.   LONG-TERM DEBT

Long-term debt consists of:

                                                    September 30    December 31
                                                        1999           1998
                                                   -----------------------------
Secured $6,500,000 mortgage revolving line of
  credit note, bearing interest at prime rate
  plus .25% (8.5% at September 30, 1999), due
  December 31, 2002                                $  4,227,148    $ 4,302,148

Secured mortgage note payable, bearing interest
  at commercial paper rate plus  2.65% (7.97% at
  September 30, 1999), due February 17, 2006          2,739,666              -

Secured mortgage note payable, bearing interest
  at prime rate plus 1% (9.25% at September 30,
  1999), payable in monthly installments through
  October 1, 2017                                     1,066,521      1,084,274

               (Continued next page)

                                                    September 30    December 31
                                                        1999           1998
                                                   -----------------------------
Secured mortgage note payable, bearing interest
  at 8.5%, payable in monthly installments through
  February 15, 2008                                $    966,265    $   991,396

Secured mortgage note payable, bearing interest
  at prime rate (8.25% at September 30, 1999),
  payable in monthly installments through March
  1, 2006                                               661,506              -

Secured mortgage note payable, bearing interest
  at prime rate plus 1.25% (9.5% at September 30,
  1999), payable in monthly installments through
  November 27, 2016                                     643,750        671,875

Secured mortgage note payable, bearing interest at
  Commercial paper rate plus 3%                               -      1,111,928

Secured mortgage note payable, bearing interest
  at commercial rate plus 3.1%                                -        695,230

Other installment notes payable                         676,198        750,595
                                                   -----------------------------
                                                     10,981,054      9,607,446
Less current maturities                                 500,023        427,088
                                                   -----------------------------
Long-term debt                                     $ 10,481,031    $ 9,180,358
                                                   =============================

Property and equipment with a net book value of approximately $21,000,000 at September 30, 1999 collateralize the Company's long-term debt.


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

6.   COMMITMENTS

At September 30, 1999, the Company had commitments of approximately $530,000 for the completion of the construction of two restaurants, of which one was open at September 30, 1999. The commitments will be funded by cash reserves or proceeds from the $6,500,000 mortgage revolving line of credit.

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

Segment information for the nine months ended September 30 is as follows:

1999:
                                Restaurant   Commissary   Corporate     Totals
                              --------------------------------------------------
Revenues from external
 customers                      $36,719,970  $  875,842  $1,158,988  $38,754,800
Intersegment revenues                     -   2,043,630           -    2,043,630
General and
 administrative expenses                  -           -   2,780,399    2,780,399
Advertising expenses                      -           -     980,976      980,976
Depreciation and
 amortization                     1,059,729      89,064     173,196    1,321,989
Net interest expense                      -     128,875     687,148      816,023
Income (loss) before income
 taxes and cumulative effect
 of a change in accounting
 principle                        5,873,097      69,769  (3,263,254)   2,679,612


1998:
                                Restaurant   Commissary   Corporate     Totals
                              --------------------------------------------------
Revenues from external
 customers                      $29,064,352  $  752,644  $  973,721  $30,790,717
Intersegment revenues                     -   1,756,167           -    1,756,167
General and
 administrative expenses                  -           -   2,301,161    2,301,161
Advertising expenses                      -           -     693,648      693,648
Depreciation and
 amortization                       780,594      86,347     157,717    1,024,658
Net interest expense                      -     121,275     484,101      605,376
Income (loss) before income
 taxes and cumulative effect
 of a change in accounting
 principle                        4,352,157     139,087  (2,944,754)   1,546,490

Segment information for the three months ended September 30 is as follows:

1999:
                                Restaurant   Commissary   Corporate     Totals
                              --------------------------------------------------
Revenues from external
 customers                      $12,792,753  $  313,194  $  419,929  $13,525,876
Intersegment revenues                     -     730,787           -      730,787
General and
 administrative expenses                  -           -     899,253      899,253
Advertising expenses                      -           -     370,592      370,592
Depreciation and
 amortization                       371,036      29,688      58,530      459,254
Net interest expense                      -      44,025     249,474      293,499
Income (loss) before income
 taxes and cumulative effect
 of a change in accounting
 principle                        1,925,026      54,776    (963,598)   1,016,204


1998:
                                Restaurant   Commissary   Corporate     Totals
                              --------------------------------------------------
Revenues from external
 customers                      $10,516,721  $  249,303  $  339,480  $11,105,504
Intersegment revenues                     -     581,707           -      581,707
General and
  administrative expenses                 -           -     738,274      738,274
Advertising expenses                      -           -     262,662      262,662
Depreciation and
  amortization                      284,991      29,535      54,768      369,294
Net interest expense                      -      40,425     185,722      226,147
Income (loss) before income
 taxes and cumulative effect
 of a change in accounting
 principle                        1,615,610      32,680  (1,035,240)     613,050


8.  INCOME TAXES

Concurrent with the merger of the Company as described in Note 1, Tumbleweed converted from a limited liability company into a C corporation and is now subject to federal and state income taxes. As of the date of the merger, the Company recorded a net deferred tax liability and corresponding income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities. At the date of the merger, the net differences equaled approximately $1,780,000 resulting in a net deferred tax liability and corresponding income tax expense of $639,623 which is included in the deferred income tax provision in the accompanying statement of operations for the nine months ended September 30, 1999.

Income taxes on the Company's income for the three months and nine months ended September 30, 1999 have been provided for at an estimated effective tax rate of 35%.

Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 are as follows:

               Deferred tax assets:
                    Book over tax amortization           $   60,571
                    Other                                   109,599
                                                         -----------
                         Total deferred tax assets          170,170

               Deferred tax liabilities:
                    Deferred expenses                      (316,585)
                    Tax over book depreciation             (395,814)
                    Other                                  (172,753)
                                                         -----------
                         Total deferred tax liabilities    (885,152)
                                                         -----------
               Net deferred tax liability                $ (714,982)
                                                         ===========

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

Of the 49 Tumbleweed restaurants as of September 30, 1999, we owned and operated 28 restaurants in Kentucky, Indiana and Ohio, franchised 16 restaurants in Indiana, Illinois, Kentucky, Tennessee and Wisconsin, and licensed five restaurants in Germany, Jordan and Saudi Arabia. Subsequent to September 30, 1999, one franchised restaurant located in Nashville, Tennessee ceased operations.

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

                                  Nine Months Ended         Three Months
                                     September 30        Ended September 30
                                   1999        1998       1999        1998
                                  -------     -------    -------     -------
Revenues:
  Restaurant sales                  94.7   %    94.4   %   94.6   %    94.7   %
  Commissary sales                   2.3         2.4        2.3         2.2
  Franchise fees and royalties       2.1         1.8        2.0         1.6
  Other revenues                     0.9         1.4        1.1         1.5
                                  -------     -------    -------     -------
      Total revenues               100.0       100.0      100.0       100.0

Operating expenses:
  Restaurant cost of sales(1)       29.0        29.1       28.9        29.3
  Commissary cost of sales(2)       90.1        86.2       87.7        87.6
  Operating expenses(1)             50.1        51.5       50.5        51.0
  Selling, general and
   administrative expenses           9.7         9.7        9.4         9.0
  Preopening expenses                0.8         1.7        0.5         2.1
  Depreciation and amortization      3.4         3.3        3.4         3.3
                                  -------     -------    -------     -------
      Total operating expenses      91.0        93.0       90.3        92.4
                                  -------     -------    -------     -------
      Income from operations         9.0         7.0        9.7         7.6
Interest expense, net               (2.1)       (2.0)      (2.2)       (2.0)
                                  -------     -------    -------     -------
Income before income taxes and
  cumulative effect of a change in
  accounting principle               6.9         5.0        7.5         5.6
Provision for income taxes:
  Current                           (2.4)          -       (2.6)          -
  Deferred                          (1.6)          -          -           -
                                  -------     -------    -------     -------
Total provision for income taxes    (4.0)          -       (2.6)          -
                                  -------     -------    -------     -------
Income before cumulative effect
  of a change in accounting
  principle                          2.9         5.0        4.9         5.6
Cumulative effect of a change in
  accounting principle, net of
  tax                               (0.9)          -          -           -
                                  -------     -------    -------     -------
Net income                           2.0   %     5.0   %    4.9   %     5.6   %
                                  =======     =======    =======     =======

Pro forma income data:
  Income before income taxes and
   cumulative effect of a change in
   accounting principle              6.9         5.0        7.5         5.6
  Pro forma income taxes            (2.4)       (1.7)      (2.6)       (1.9)
                                  -------     -------    -------     -------
  Pro forma income before cumulative
   effect of a change in accounting
   principle                         4.5         3.3        4.9         3.7
  Cumulative effect of a change in
   accounting principle, net of
   tax                              (0.9)          -          -           -
                                  -------     -------    -------     -------
  Pro forma net income               3.6   %     3.3   %    4.9   %     3.7   %
                                  =======     =======    =======     =======

(1)  As percentage of restaurant sales.
(2)  As percentage of commissary sales.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenues increased by $7,964,083 or 25.9% for the nine months ended September 30, 1999 compared to the same period in 1998 primarily as a result of the following:

  Restaurant sales increased by $7,655,618 or 26.3% for the nine months ended September 30, 1999 compared to
                                       14
  the same period in 1998. The increase is due primarily to the addition of four Company-owned restaurants since September 30, 1998 and an increase in same store sales of 2.9% for the nine month period.

  Commissary sales to franchised restaurants increased by $123,198 or 16.4% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase is due primarily to the addition of five franchised or licensed restaurants since September 30, 1998.

  Franchise fees and royalties increased by $233,559 or 41.2% for the nine months ended September 30, 1999 compared to same period in 1998. The increase was due primarily to a $105,000 increase in franchise fees received upon the opening of five new franchised restaurants during the nine months ended September 30, 1999 compared to two during the same period in 1998. Additionally, royalty income increased approximately $152,000 during the nine months ended September 30, 1999 compared to the same period in 1998 as a result of an increase in franchised restaurants. The increase in franchise fees and royalties for the nine month period is partially offset by an approximately $23,000 decrease in international territory fees.

  Other revenues decreased by $48,292 or 11.9% for the nine months ended September 30, 1999 compared to the same period in 1998 primarily due to the fact that 1998 includes approximately $140,000 received from the Ohio Bureau of Workers' Compensation which represents a return of invested premiums by the State of Ohio. There was no similar income during the nine months ended September 30, 1999. The decrease in other revenues is partially offset by an increase in volume related purchasing rebates of approximately $110,000.

Restaurant cost of sales increased by $2,188,174 or 25.8% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was principally due to the opening of four additional Company-owned restaurants since September 30, 1998. Restaurant cost of sales decreased as a percentage of sales by 0.1% to 29.0% for the nine months ended September 30, 1999 compared to 29.1% during the same period in 1998.

Commissary cost of sales increased $140,899 or 21.7% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in commissary cost of sales is due primarily to increased overhead costs in the nine months ended September 30, 1999 compared to the same period in 1998. As a percentage to sales, commissary cost of sales increased 3.9%.

Restaurant operating expenses increased by $3,446,343 or 23.0% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase reflects the addition of four Company-owned restaurants since September 30, 1998. Operating expenses decreased as a percentage of restaurant sales to 50.1% for the nine months ended September 30, 1999 from 51.5% for the same period in 1998 primarily due to a 0.6% decrease in labor costs and a 0.5% decrease in restaurant level promotional costs.

Selling, general and administrative expenses increased by $766,566 or 25.6% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was due in part to the addition of management and staff personnel during 1998 and the nine months ended September 30, 1999 to support the growing restaurant base and additional advertising costs. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during the remainder of 1999 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 9.7% of revenues for the nine months ended September 30, 1999 and 1998.

Preopening expenses were $318,320 for the nine months ended September 30, 1999 versus preopening amortization of $537,319 for the nine months ended September 30, 1998. See Note 2 of the financial statements regarding the adoption of Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." As a result of the adoption of SOP 98-5 on January 1, 1999, the Company recorded a charge to income, net of tax, of $341,035 representing the write-off of deferred preopening costs as of December 31, 1998. The charge is reported net of taxes as a cumulative effect of a change in accounting principle.

Depreciation and amortization expense increased $297,331 or 29.0% for the nine months ended September 30, 1999 compared to the same period in 1998 due primarily to the addition of four Company-owned restaurants since September 30, 1998.
                                       15

Net interest expense increased $210,647 or 34.8% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants.

The combined estimated effective federal and state income tax rate was 35% for the nine months ended September 30, 1999. The pro forma adjustments provide for income taxes as though the Company had been subject to corporate income taxes throughout the periods presented. Additionally, as a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, the Company recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

The Company's pro forma income before cumulative effect of a change in accounting principle increased $736,530 or 73.3% for the nine months ended September 30, 1999 compared to the same period in 1998. Pro forma income per share before cumulative effect of a change in accounting principle increased to $0.30 during the nine months ended September 30, 1999 compared to $0.20 for the same period in 1998.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenues increased by $2,420,372 or 21.8% for the three months ended September 30, 1999 compared to the same period in 1998 primarily as a result of the following:

  Restaurant sales increased by $2,276,032 or 21.6% for the three months ended September 30, 1999 compared to the same period in 1998. The increase is due primarily to the addition of four Company-owned restaurants since September 30, 1998 and an increase in same store sales of 1.3% for the three month period.

  Commissary sales to franchised restaurants increased by $63,891 or 25.6% for the three months ended September 30, 1999 compared to the same period in 1998. The increase is due primarily to the addition of five franchised or licensed restaurants since September 30, 1998.

  Franchise fees and royalties increased by $85,511 or 46.9% for the three months ended September 30, 1999 compared to same period in 1998. The increase was due to a $35,000 increase in franchise fees received upon the opening of one new franchised restaurant during the three months ended September 30, 1999 compared to none during the same period in 1998. Additionally, royalty income increased approximately $68,000 during the three months ended September 30, 1999 compared to the same period in 1998 as a result of an increase in franchised restaurants. The increase in franchise fees and royalties for the three month period is partially offset by an approximately $18,000 decrease in international territory fees.

  Other revenues decreased by $5,062 or 3.2% for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to the fact that the three months ended September 30, 1998 includes an approximately $58,200 gain from the sale of the Company's investment in TW-Tennessee and includes approximately $13,000 from the health insurance loss participation program. There was no similar income during the three months ended September 30, 1999. The decrease in other revenues is partially offset by an increase in volume related purchasing rebates of approximately $73,000.

Restaurant cost of sales increased by $609,856 or 19.8% for the three months ended September 30, 1999 compared to the same period in 1998. The increase was principally due to the opening of four additional Company-owned restaurants since September 30, 1998. Restaurant cost of sales decreased as a percentage of sales by 0.4% to 28.9% for the three months ended September 30, 1999 compared to 29.3% during the same period in 1998 due primarily to lower product costs resulting from purchasing efficiencies.

Commissary cost of sales increased $56,136 or 25.7% for the three months ended September 30, 1999 compared to the same period in 1998. The increase in commissary cost of sales is due primarily to increased overhead costs in the three months ended September 30, 1999 compared to the same period in 1998. As a percentage to sales, commissary cost of sales increased 0.1%.
                                       16

Restaurant operating expenses increased by $1,092,129 or 20.4% for the three months ended September 30, 1999 compared to the same period in 1998. The increase reflects the addition of four Company-owned restaurants since September 30, 1998. Operating expenses decreased as a percentage of restaurant sales to 50.5% for the three months ended September 30, 1999 from 51.0% for the same period in 1998 primarily due to a 0.4% decrease in hourly labor costs.

Selling, general and administrative expenses increased by $268,909 or 26.9% for the three months ended September 30, 1999 compared to the same period in 1998. The increase was due in part to the addition of management and staff personnel during 1998 and the nine months of 1999 to support the growing restaurant base and additional advertising costs. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during the remainder of 1999 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 9.4% and 9.0% of revenues for the three months ended September 30, 1999 and 1998, respectively.

Preopening expenses were $63,287 for the three months ended September 30, 1999 versus preopening amortization of $230,411 for the three months ended September 30, 1998. See the discussion above regarding the adoption of Statement of Position 98-5.

Depreciation and amortization expense increased $89,960 or 24.4% for the three months ended September 30, 1999 compared to the same period in 1998 due primarily to the addition of four Company-owned restaurants since September 30, 1998.

Net interest expense increased $67,352 or 29.8% for the three months ended September 30, 1999 compared to the same period in 1998. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants.

The combined estimated effective federal and state income tax rate was 35% for the three months ended September 30, 1999. The pro forma adjustments provide for income taxes as though the Company had been subject to corporate income taxes throughout the periods presented.

The Company's pro forma income before cumulative effect of a change in accounting principle increased $262,051 or 65.8% for the three months ended September 30, 1999 compared to the same period in 1998. Pro forma income per share before cumulative effect of a change in accounting principle increased to $0.11 during the three months ended September 30, 1999 compared to $0.08 for the same period in 1998.


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

                                              Nine Months Ended
                                                 September 30

                                               1999        1998
                                               ----        ----
Net cash provided by operations            $ 3,224,660 $ 2,218,961

Purchases of property and equipment          6,054,489   5,619,749

Proceeds from common stock offering          7,765,397           -

Net distributions of members' equity                 -    (651,445)

Net borrowings (payments) on long-term
  debt and capital lease obligations        (5,977,565)  3,360,462

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

We plan to open one additional Company-owned Tumbleweed restaurant during 1999, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel, and other factors. As of September 30, 1999, we had one restaurant under construction which currently is planned to open December 1999.

We have used and will continue to utilize mortgage, sale/leaseback and landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants opened during 1999. The remaining costs have been and will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans through 1999. Should our actual results of operations fall short of, or our rate of expansion significantly exceed our plans, or should our costs or capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

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

We have a $6,500,000 mortgage revolving line of credit note with National City Bank (the "Credit Facility"). At September 30, 1999, we had outstanding borrowings under the Credit Facility of $4,227,148. The note bears
                                       18
interest at the Prime Rate plus .25% (8.5% at September 30, 1999) and is due December 31, 2002. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

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

IMPACT OF YEAR 2000

We have scheduled the replacement of certain of our older computer systems with hardware and software that has been certified to be Year 2000 compliant. We have also completed an assessment of our other computer systems and will modify or replace portions of our software so that our computer systems will function properly with respect to dates in or after the Year 2000. The total Year 2000 project cost is estimated at approximately $406,000, which includes $370,000 for the purchase of new hardware and software that will be capitalized and $36,000 that will be expensed as incurred. As of September 30, 1999, we had incurred approximately $280,000 relating to the Year 2000 Project.

The project is estimated to be completed during the fourth quarter of 1999, which is prior to any anticipated impact on our operating systems. We believe that as a result of the installation of new hardware, the modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for our computer systems. However, if such modifications and conversions are not made, or are not completed timely, the inability of our computer systems to function accurately could have a material impact on the operations of the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of September 30, 1999, approximately $9,800,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations or cash flows would not be significant.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

   *2.1 Agreement and Plan of Merger, dated as of September 23, 1998, between Tumbleweed, LLC and Registrant

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

  *10.6 Lease Agreement, dated August 28, 1997 between West Broad Development, LLC and Tumbleweed, LLC

  *10.7     Lease Agreement between Keller LLC and Tumbleweed LLC

  *10.8 Agreement and Assignment, dated April 20, 1995, between Keller LLC and Tumbleweed, LLC

  *10.9 Lease Agreement, dated April 1, 1995, between Douglas Ventures, Abfam, Inc. and Blue Door Bowling Green Joint Venture

  *10.10 Sublease Agreement, dated September 30, 1995, among Douglas Ventures, Abfam, Inc., Blue Door Bowling Green Joint Venture and Tumbleweed, LLC

  *10.11 Sublease Agreement, dated February 5, 1997, between TW Dixie Bash, LLC and Tumbleweed, LLC (for Bardstown Road restaurant)

  *10.12 Sublease Agreement, dated February 5, 1997, between TW Dixie Bash, LLC and Tumbleweed, LLC (for Valley Station restaurant)

  *10.13 Asset Purchase Agreement, dated October 1, 1996, between Tex Mex To You, LLC and Tumbleweed, LLC

  *10.14 Commitment Letter, dated September 12, 1997, between CNL Fund Advisors, Inc. and TW Tennessee, LLC

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

  *10.19   Bonus Compensation Plan for Senior Executives

 **10.20 Revolving Line of Credit Note, dated April 21, 1999, between Tumbleweed, Inc. and National City Bank of Kentucky and related Loan Agreement

   27.1    Financial Data Schedule

  *99.1    Registration Rights Agreement between Tumbleweed, Inc. and
           Tumbleweed, LLC

      * Incorporated by reference to exhibits of the same number filed with the Commission on September 29, 1998 in Form S-1 Registration
           No. 333-57931

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

Dated:  November 11, 1999                              Tumbleweed, Inc.

                                                       By:/s/ James M. Mulrooney
                                                       -------------------------
                                                       James M. Mulrooney
                                                       Executive Vice President
                                                       Chief Financial Officer