Form 10-K
period 1999-12-31
TUMBLEWEED INC
filed 2000-03-14
CIK 1064535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

  {X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the fiscal year ended December 31, 1999

                                       or

    { } Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission file number 333-57931

                                TUMBLEWEED, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        61-1327945
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    1900 Mellwood Avenue
    Louisville, Kentucky                                    40206
----------------------------------------    ------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 2000, was approximately $6,019,697. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 10, 2000 ($5.13) as reported on The Nasdaq Stock Market's National Market.

The number of shares of common stock, par value of $.01 per share, outstanding on March 10, 2000, was 5,863,930.

                       DOCUMENTS INCORPORATED BY REFERENCE


                             Documents from which portions are
Part of Form 10-K            incorporated by reference
----------------------       ------------------------------------------
        Part III             Proxy statement relating to the registrant's Annual
                             Meeting of Shareholders to be held May 11, 2000

Exhibit Index: Page 42-43

                                 TUMBLEWEED, INC

                                     PART I



ITEM 1. BUSINESS

At December 31, 1999, we owned, franchised or licensed 51 Tumbleweed Southwest Mesquite Grill & Bar ("Tumbleweed") restaurants. We owned and operated 29 Tumbleweed restaurants in Kentucky, Indiana and Ohio. There were 17 franchised Tumbleweed restaurants located in Indiana, Illinois, Kentucky, Tennessee and Wisconsin, and five licensed restaurants located outside the United States in Germany, Jordan, Egypt and Saudi Arabia. Tumbleweed Southwest Mesquite Grill & Bar restaurants feature sophisticated Tex-Mex and mesquite grilled food served in a casual dining atmosphere evoking the American Southwest. Tumbleweed restaurants are open seven days a week (excluding certain holidays) for lunch and dinner and generally offer a full service bar.

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

Tumbleweed restaurants typically contain full-service bars offering a wide assortment of mixed drinks, wines, domestic and imported beers and featuring the Tumbleweed margarita. Alcoholic beverages accounted for approximately 12.2% of restaurant sales during 1999.

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

MAINTAINING A FAVORABLE PRICE-TO-VALUE RELATIONSHIP. Tumbleweed's pricing strategy is intended to appeal to value- driven customers as well as traditional casual dining customers. Tumbleweed offers a wide selection of distinctive items at a broad range of price points while, in management's view, providing a level of food quality and service comparable or superior to that of other casual dining restaurants. For 1999, the average check at a full-service Tumbleweed restaurant, including beverages, was approximately $8.20 for lunch and $10.33 for dinner. Management believes that this pricing approach, together with Tumbleweed's emphasis on variety and quality, creates a favorable price-to-value perception that can increase customer volume and generate more frequent repeat visits.

ACHIEVING TOTAL GUEST SATISFACTION. We are committed to providing prompt, friendly and attentive service and consistent food quality to our customers. We employ a quality control supervisor independent of our Operations division who evaluates the operations of the Company-owned and franchised restaurants on a regular basis to ensure that each restaurant is following the specified operations procedures. We also use a "mystery shopper" program to compare actual performance of restaurants to Tumbleweed standards and solicit comment cards from customers to monitor and modify restaurant operations.

OPERATING STRATEGY

We use the following key operating strategies to make certain that we exceed the expectations of our customers:

TARGET FOR TOTAL GUEST SATISFACTION. Tumbleweed's organizational and management philosophy is based on seven core values and a commitment to Total Guest Satisfaction ("TGS"). Our training procedures are intended to instill in all managers and employees an appreciation of the core values and to encourage a shared commitment to TGS.

COMMITMENT TO ATTRACTING AND RETAINING QUALITY EMPLOYEES. By providing extensive training and attractive compensation, and by emphasizing clearly defined organizational values, we foster a strong corporate culture and encourage a sense of personal commitment from our employees. We have a monthly cash bonus program based on attaining sales growth and related performance goals on a restaurant-by-restaurant basis for each restaurant's management team.

CONSISTENT HIGH QUALITY FOOD PREPARATION. We are committed to offering distinctive Tex-Mex and mesquite grilled foods to customers at reasonable prices through the use of a commissary-based system. Management believes that the use of a central commissary provides a significant strategic and competitive advantage by enhancing our ability to maintain consistently high food quality, minimizing restaurant kitchen space and equipment, and reducing the number of skilled cooking positions. The system also enables restaurant managers and kitchen staff to focus on the final preparation of menu items to Tumbleweed standards.

Whenever feasible, the cooked ingredients used in Tumbleweed menu selections, such as ground beef, chile con queso, and Mexican beans, are prepared in advance at the commissary according to procedures designed to extend shelf life without the addition of preservatives. The kitchen staff at each restaurant uses commissary-supplied and other fresh ingredients for the final preparation of individual  orders.  Management  believes  this system  enhances  our ability to maintain rigorous operational and food preparation procedures and stringent product shelf life standards. The commissary operates according to stringent quality control standards and is subject to a daily inspection by a USDA inspector on the premises. We maintain a contingency plan under which centralized food preparation could be quickly resumed at another company's facility should the commissary be rendered inoperative by weather or other disaster.

GROWTH STRATEGY

Out strategy for growth will focus on the further development of new and existing markets by both the Company and franchisees. Since acquiring the Tumbleweed concept in 1995, we have added new Company-owned and franchised restaurants, while developing the infrastructure necessary to support our growth strategy. This approach has given management an opportunity to validate the Tumbleweed concept, refine operating systems, design and develop prototype restaurant buildings of different sizes and build a team of experienced corporate managers needed to support future internal and franchise growth. The following are key elements of our expansion strategy:

OPENING RESTAURANTS IN TARGET MARKETS. We target mid-sized metropolitan markets, initially concentrating in the Midwest, Mid-Atlantic and Southeast regions, where income levels and the presence of shopping and entertainment centers, offices and/or colleges and universities indicate that a significant base of potential customers exists. Management considers the feasibility of opening multiple restaurants in a target market, which offers greater operating and advertising efficiency. As we add additional restaurants in a target market, there may be short-term decreases in same store sales. However, management believes this clustering strategy can enhance long-term performance through economies of scale and shared advertising expenses. Management also views smaller markets with fewer competing casual dining restaurants as presenting growth opportunities for the Company. Management believes that its target markets are less competitive than major metropolitan markets in terms of both site acquisition costs and number of casual dining restaurant options.

SELECTING AND DEVELOPING QUALITY RESTAURANT SITES. In selecting potential restaurant sites, management analyzes a variety of factors, including, but not limited to, local market demographics, site visibility, competition in the vicinity, and accessibility and proximity of significant generators of potential customers such as major retail centers, hotels, universities, and sports and entertainment facilities. The acquisition of sites may involve leases, purchases, and joint venture arrangements, and will require either the construction of new buildings or the conversion of existing buildings. The site selection process is conducted by our management and other employees, as well as with the assistance of consultants when deemed advisable. We believe that our site selection strategy and procedures, together with our menu and pricing strategies, our commitment to quality food products and excellent service, and our advertising, marketing and promotional efforts, will enhance our ability to generate our anticipated customer volumes.

FRANCHISING. We expect that continued growth will come from the further development of new and existing markets by us and by franchisees. We intend to pursue an active franchising program with current and new franchisees under controlled guidelines. We offer franchisees both rights to develop individual restaurants as well as area development rights for the establishment of more than one new restaurant over a defined period of time and in a defined geographic area. The specific locations of the restaurants are subsequently designated by us and the franchisee in separate franchise agreements. Under the standard area development agreement currently in use, a franchisee is required to pay at the time the agreement is signed a non-refundable fee of $5,000 per potential restaurant in the defined geographic area, to be applied against the initial franchise fee payable for each restaurant. Our current area development agreement also provides for a franchise fee of $35,000 for each restaurant. The franchise fee is due when the franchise agreement for a restaurant is signed. Each franchise agreement generally provides for royalties of three to five percent of restaurant sales, minimum marketing expenditures of 2.0% of gross sales, and a twenty-year term. All franchisees are required to operate their Tumbleweed restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Under our criteria for selecting new franchisees, Tumbleweed requires that potential franchisees have adequate capital, experience in the restaurant industry, and access to locations suitable for development. Except for locations managed directly by us, we generally require that a franchisee have a principal operator with at least a ten percent ownership interest who must devote full time to the restaurant operation. In addition, we may acquire restaurants from our franchisees from time to time.

MATCHING INVESTMENT TO SALES POTENTIAL. When developing a new Tumbleweed restaurant, we generally use one of three prototype designs management believes is best suited to a particular site. Our Mini, Midi and Maxi prototype restaurants accommodate approximately 150, 225, and 265 guests, respectively. Each size restaurant offers full service casual dining and a menu containing a wide assortment of Tex-Mex and mesquite grilled selections. Management believes that the use of multiple prototypes permits us to more closely match the investment in a restaurant site with the site's estimated sales potential. These factors allow for more efficient utilization of financial resources by us and our franchisees.

During 1999, we opened 4 new Company-owned restaurants and 7 new Franchised restaurants in the following areas:

      COMPANY OWNED                          FRANCHISEE OWNED
      -------------                          ----------------
      Ft. Wayne, IN (1)                      Evansville, IN (1)
      Henderson, KY (1)                      Seymour, IN (1)
      Bellefontaine, OH (1)                  Hillview, KY (1)
      Cincinnati, OH (1)                     Glasgow, KY (1)
                                             Medina, OH (1)
                                             Hermitage, TN (1)
                                             New Berlin, WI (1)

Our international licensee also opened one new licensed restaurant during 1999 in Cairo, Egypt. During 1999, a franchisee elected to close three restaurants in Hendersonville, Nashville and Cookeville, Tennessee, which had been converted from the Barbwire Restaurant concept to the Tumbleweed concept. Management believes that these locations failed to overcome a negative public perception of the Barbwire concept. During 1999, our international licensee elected to close its Erlangen, Germany location.

RESTAURANT DESIGN

USING PROTOTYPE RESTAURANT DESIGNS. Tumbleweed full service restaurants have historically proven successful in several different formats and sizes. It is anticipated that new units will be full service restaurants employing one of three basic prototype designs. Management believes using multiple prototype designs allows greater flexibility to match the investment by us or our franchisees with the revenue potential of a particular restaurant site. Each prototype generally contains a full-service bar and utilizes the distinctive "Old West" logo and motif that has characterized Tumbleweed restaurants for several years.

Management  believes  our  prototype  designs  can  be  adapted  for  developing
Tumbleweed restaurants in existing structures. This capability may give us access to quality sites not otherwise available and may reduce the time or expense of development in certain circumstances.

RESTAURANT OPERATIONS

RESTAURANT MANAGEMENT. We employ area directors who are responsible for supervising the operations of Tumbleweed restaurants within their geographic region and the continuing development of each restaurant's managers and employees. Through regular visits to the restaurants, the area directors ensure that the Tumbleweed concept, strategies, core values and standards of quality are being observed in all aspects of restaurant operations. Area directors are chiefly responsible for the implementation of the TGS program.

Each of our restaurants has one general manager, one kitchen manager and from one to three assistant managers, based on restaurant volume. The general manager of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant, including sales, physical plant, financial controls and training, and is responsible for maintaining the standards of quality and performance established by us. In selecting managers, we generally seek persons who have significant prior experience in the restaurant industry as well as employees who have demonstrated managerial potential and a commitment to the Tumbleweed concept and philosophy. We seek to attract and retain high caliber managers and hourly employees by providing them with competitive salaries, monthly bonuses and a casual, entertaining and challenging working environment.

COMPREHENSIVE TRAINING AND DEVELOPMENT. We have developed a comprehensive training program for managers and hourly employees. Managers are required to complete a ten-week initial training course and regular training programs. The course emphasizes our culture, commitment to TGS, operating procedures and standards, and internal controls.

The general managers and the area directors are responsible for selecting and training hourly employees at each restaurant. We employ training coordinators to assist with training and development of employees. Before the opening of each new restaurant, one of our training managers leads a team of experienced employees to train and educate the new employees. The training period for new employees includes 10 days of general training prior to opening and one week of on-the-job supervision at the new Tumbleweed restaurant. Ongoing employee training remains the responsibility of the general manager and training coordinator of each restaurant under the supervision of the area director.

RESTAURANT REPORTING. We closely monitor sales, costs of food and beverages, and labor at each of our restaurants. Management analyzes daily and weekly restaurant operating results to identify trends at each location, and acts promptly to remedy negative trends where possible. We use an accounting and management information system that operates at the restaurant level to ensure the maintenance of financial controls and operations. Administrative staff prepare daily reports of sales, labor and customer counts. Cost of sales and condensed profit and loss statements compiled bi-monthly by store-level personnel and monthly by our accounting department are provided to management for analysis and comparison to past performance and budgets. We use a specialized software system to measure theoretical food costs against actual costs. To improve our performance analysis capabilities, we have upgraded the system which schedules hourly labor based on projected sales per half-hour. The goal is to ensure the proper number of employees to service our guests.

SEASONALITY. We consider restaurant operations to be somewhat seasonal in nature with the second and third quarters being the peak sales periods.

SUPPORT OPERATIONS

COMMISSARY OPERATIONS. Use of a centralized commissary system enhances Tumbleweed's ability to maintain consistently high food quality, minimizes the kitchen space and equipment needed at each restaurant, reduces the need for highly skilled cooking personnel, and simplifies restaurant operations. Managers and kitchen staff at each restaurant focus on the final preparation of menu items to Tumbleweed standards. We currently operate our commissary principally to enhance food quality and operational efficiency of Company-owned and franchised restaurants. Management believes this approach increases Tumbleweed's ability to offer its customers a consistently high level of food quality at a moderate price.

The commissary charges an amount approximately equal to its cost for the items it supplies to Company-owned and franchised restaurants. The Commissary sometimes contracts for the production of food products for other companies, and has granted the right to an outside food producer to produce and market in grocery stores a chili con queso product utilizing the "Tumbleweed" name and recipe for which we receive a royalty based upon production and sales.

DEVELOPMENT  AND  CONSTRUCTION.   We  maintain  an  in-house   construction  and
development department to assist in the site selection process, develop architectural and engineering plans and oversee new construction. The Vice
President of Marketing and Development and the President of the Company, together with Company management, analyze prospective sites and maintain a
database  of  possible  sites.  Once  a  site  is  selected,   the  Director  of
Construction oversees the zoning process, obtains all required governmental permits, develops detailed building plans and specifications and equips the restaurants.

ADVERTISING AND MARKETING. We use radio, print, billboard, and direct mail advertising in our various markets, as well as television advertising in certain larger markets. We also engage in a variety of other promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of our restaurants. The cost associated with these promotional activities in 1999 was approximately 2.6% of sales.

RESTAURANT  LOCATIONS

At December 31, 1999, we owned and operated 29 Tumbleweed restaurants. The following table sets forth the location (including the number of restaurants at each location) of these 29 restaurants:


                                                           NO. OF
STATE                LOCATION                           RESTAURANTS
-----                --------                           -----------
Indiana              Evansville                              1
Indiana              Ft. Wayne                               1
Indiana              Terre Haute                             1
Kentucky             Bowling Green                           1
Kentucky             Elizabethtown                           1
Kentucky             Florence                                1
Kentucky             Frankfort                               1
Kentucky             Henderson                               1
Kentucky             Louisville                              7
Kentucky             Owensboro                               1
Ohio                 Bellefontaine                           1
Ohio                 Chillicothe                             1
Ohio                 Cincinnati                              1
Ohio                 Columbus                                3
Ohio                 Hamilton                                1
Ohio                 Heath                                   1
Ohio                 Mason                                   1
Ohio                 Springdale                              1
Ohio                 Springfield                             1
Ohio                 Wooster                                 1
Ohio                 Zanesville                              1
                                                            --
                     TOTAL                                  29
                                                            ==

FRANCHISED RESTAURANTS

As of December 31, 1999, we had eight franchisees that owned and operated 17 Tumbleweed restaurants. The following table sets forth the franchisee and the location ( including the number of restaurants at each location) of these 17 restaurants:

                                                        No. of       Total By
Franchisee             State        Location          Restaurants    Franchisee
----------             -----        --------          -----------    ----------
TW-Indiana, LLC        Indiana      Floyd Knobs            1
                       Indiana      New Albany             2
                       Indiana      Salem                  1
                       Kentucky     Lexington              1
                                                          ---
                                                                         5
Diamondback
Management Corp.       Illinois     Rockford               1
                       Wisconsin    Appleton               1
                       Wisconsin    Madison                1
                       Wisconsin    Milwaukee              1
                       Wisconsin    New Berlin             1
                                                          ---
                                                                         5
TW-Tennessee, LLC (1)  Tennessee    Clarksville            1
                       Tennessee    Hermitage              1
                                                          ---
                                                                         2
TW-Seymour, LLC        Indiana      Seymour                1
                                                          ---
                                                                         1
TW-Glasgow, Inc.       Kentucky     Glasgow                1
                                                          ---
                                                                         1
TW-Medina, LLC         Ohio         Medina                 1
                                                          ---
                                                                         1
TW-Bullitt, Inc.       Kentucky     Hillview               1
                                                          ---
                                                                         1
TW-Evansville, LLC     Indiana      Evansville             1
                                                          ---
                                                                         1
                                                                        ---
                                                                        17
                                                                        ===

(1) During 1999, TW-Tennessee, LLC also owned and operated restaurants in Cookeville, Hendersonville and Nashville, Tennessee. Prior to December 31, 1999, the franchisee elected to close these locations.

INTERNATIONAL LICENSING AGREEMENT

We have entered into a license agreement (the "International Agreement") with Tumbleweed International, LLC ("International"), a restaurant developer based in Brussels, Belgium, to develop Tumbleweed restaurants outside of the Western Hemisphere. During 1999, International was operating its restaurants in Erlanger, Frankfort and Vilsek, Germany, Amman, Jordan, Jeddah, Saudi Arabia and Cairo, Egypt as Tumbleweed restaurants. Prior to December 31, 1999, the franchisee elected to close the Erlangen, Germany restaurant. See Item 13 "Certain Relationships and Related Transactions" for additional information regarding International.

The International Agreement also contains certain provisions relating to quality control, restrictions on ownership of and participation in competing businesses by International and its principals. The International Agreement grants us a right of first refusal if International proposes to sell or assign its rights under the Agreement, or to sell equity interests in International.

SERVICE MARKS

A wholly-owned subsidiary of the Company owns and licenses to the Company various service marks and trademarks that are registered on the Principal Register of the United States Patent and Trademark Office. We regard our service marks and trademarks as having significant value and being an important factor in the development of the Tumbleweed concept. Our policy is to pursue and maintain registration of our service marks and trademarks whenever possible and to oppose vigorously any infringement or dilution of our service marks and trademarks.

GOVERNMENT REGULATION

We are subject to a variety of federal, state and local laws. Our commissary is licensed and subject to regulation by the USDA. Each of our restaurants is subject to permitting, licensing and regulation by a number of government authorities, including alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

Approximately 12.2 % of our restaurant sales were attributable to the sale of alcoholic beverages for the year ended December 31, 1999. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

The failure of a restaurant to obtain or retain liquor or food service licences would have a material adverse effect on the restaurant's operations. To reduce this risk, each of our restaurants are operated in accordance with procedures intended to assure compliance with applicable codes and regulations.

The Federal Americans With Disabilities Act (The "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. We currently design our new restaurants to be accessible to the disabled, and believe that we are in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. We intend to comply with future regulations relating to accommodating the needs of the disabled, and we do not currently anticipate that such compliance will require us to expend substantial funds.

We are subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, as well as excess liability coverage. We have never been named as a defendant in a lawsuit involving "dram shop" liability.

Our restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters, over which we have no control. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase our labor costs.

The  development  and  construction  of  additional  restaurants  are subject to
compliance  with  applicable  zoning,   land  use  and  environmental  laws  and
regulations.

EMPLOYEES

As of December 31, 1999, we had approximately 2,200 employees, of whom 45 are executive and administrative personnel, 117 are restaurant management personnel, and the remainder are hourly restaurant and commissary personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

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

EXPANSION RISKS. Since 1995, we have grown while developing the operational systems, internal controls, and management personnel that management believed was necessary to support our plans for continued expansion. In the course of expanding our business, we will enter new geographic regions in which we have no previous operating experience. There can be no assurance that the Tumbleweed concept will be viable in new geographic regions or particular local markets. In addition, when feasible, we intend to open multiple restaurants in a target market to achieve operating and advertising efficiencies. Although such "clustering" of restaurants in a market may adversely affect same store sales in the short term, management believes clustering can enhance long-term performance.

The continued growth of our business will depend upon our ability to open and operate additional restaurants profitably, which in turn will depend upon several factors, many of which are beyond our control. These factors include, among other things, the selection and availability of suitable locations, negotiations of acceptable lease, purchase and/or financing terms, the timely construction of restaurants, the securing of required governmental permits and approvals, the employment and training of qualified personnel, and general economic and business conditions. Our ability to expand into new geographic regions is also dependent upon our ability to expand our existing commissary facilities or open and successfully operate additional commissaries, as may be necessary to support additional restaurants. There can be no assurance that we will be successful in achieving our growth plans or managing our expanding operations effectively, nor can there be any assurance that new restaurants we open will be operated profitably.

RESTAURANT BASE. We currently operate 29 Tumbleweed restaurants, some of which have been open for less than one year. Consequently, the sales and earnings achieved to date by these Tumbleweed restaurants may not be indicative of future operating results. Moreover, because of the number of restaurants we currently operate, poor operating results at a small number of restaurants could negatively affect the profitability of the entire Company. An unsuccessful new restaurant or unexpected difficulties encountered during expansion could have a greater adverse effect on our results of operations than would be the case in a restaurant company with more restaurants. In addition, we lease certain of our restaurants. Each lease agreement provides that the lessor may terminate the lease for a number of reasons, including if we default in payment of any rent or taxes or breach any covenants or agreements contained in the lease. Termination of any of our leases pursuant to such terms could adversely affect our results of operations.

CHANGES IN FOOD AND OTHER COSTS; SUPPLY RISKS. Our profitability is significantly dependent on our ability to anticipate and react to changes in food, labor, employee benefits and similar costs over which we have no control. Specifically, we are dependent on frequent deliveries of produce and fresh beef, pork, chicken and seafood. As a result, we are subject to the risk of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability, quality and cost of such items. While in the past we have been able to anticipate and react to changing costs through our purchasing practices or menu price adjustments without a material adverse effect of profitability, there can be no assurance that we will be able to do so in the future.

INDUSTRY RISKS. The restaurant business is affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor, energy and employee benefit costs, fluctuating insurance rates, national, regional and local regulations, regional weather conditions, and the availability of experienced management and hourly employees also may adversely affect the restaurant industry in general and our restaurants in particular.

COMPETITION. The restaurant industry is intensely competitive with respect to price, service, location and food quality. We will compete with a variety of other casual full-service dine-in restaurants, fast food restaurants, take-out food service companies, delicatessens, cafeteria-style buffets, and other food service establishments. The number of value-oriented, casual dining restaurants has increased in the past few years, and competitors include national and regional chains, franchisees of other restaurant chains, and local owner-operated restaurants. Many competitors have been in existence longer, have a more established market presence, and substantially greater financial, marketing, and other resources than us. A significant change in pricing or other business strategies by one or more of our competitors, including an increase in the number of restaurants in our territories, could have a materially adverse impact on our sales, earnings and growth.

GOVERNMENT REGULATION. The restaurant business is subject to extensive national, state, and local laws and regulations relating to the development and operation of restaurants, including those regarding the sale of alcoholic beverages, building and zoning requirements, the preparation and sale of food and employer-employee relationships, such as minimum wage requirements, overtime, working and safety requirements, and citizenship requirements. In addition, we are subject to regulation by the Federal Trade Commission and must comply with certain state laws that govern the offer, sale, and termination of franchises, the refusal to renew franchises, and the scope of noncompetition provisions. The failure to obtain or retain food or beverage licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage), or other costs associated with employees, could adversely affect us.

EXECUTIVE OFFICERS

The following table lists the executive officers of the Company, who serve at the pleasure of the Board of Directors. There are no family relationships among any officers of the Company.


Name                     Age  Position
----                     ---  --------
John A. Butorac, Jr. .... 51  President, Chief Executive Officer, and Director
James M. Mulrooney ...... 48  Executive Vice President, Chief Financial Officer,
                              and Director
John L. Brewer .......... 47  Vice President of Operations
Wayne P. Jones .......... 57  Vice President of Marketing and Development
Gary T. Snyder........... 45  Vice President - Company Operations
Glennon F. Mattingly..... 48  Vice President - Controller
Gregory A. Compton....... 39  Vice President, Secretary and General Counsel


John A. Butorac, Jr. has served as President and Chief Executive Officer of the Company since it was formed in 1997, and is a Director of the Company. Mr. Butorac also served as President and Chief Executive Officer of Tumbleweed, LLC from January 1995 to its merger with the Company in January 1999. From October 1991 to January 1995, Mr. Butorac served in various capacities with Tumbleweed Mexican Restaurants Group, including Director of Operations and Director of Corporate Development.

James M. Mulrooney has served as Executive Vice President and Chief Financial Officer of the Company since it was formed in 1997, and is a Director of the Company. Mr. Mulrooney also served as Executive Vice President and Chief Financial Officer of Tumbleweed, LLC from January 1995 to its merger with the Company in January 1999. From November 1988 to August 1994, Mr. Mulrooney was Senior Vice President of Finance, Vice President and Treasurer of NTS Corporation, a regional real estate development firm headquartered in Louisville, Kentucky.

John L. Brewer has served as Vice President of Operations for the Company since it was formed in December 1997, and for Tumbleweed, LLC, the Company's predecessor, from April 1996 to its merger with the Company in January 1999. From 1993 to 1996, Mr. Brewer was the President and Chief Executive Officer of East Side Restaurants, LLC, which operates nine restaurants in Phoenix, Arizona.

Wayne P. Jones has served as Vice President of Marketing and Development for the Company since it was formed in December 1997, and for Tumbleweed, LLC, the Company's predecessor, from August 1997 to its merger with the Company in January 1999. From 1993 to 1997, he served as Executive Director and Chief Executive Officer of the Pizza Hut Franchise Association.

Gary T. Snyder joined Tumbleweed, LLC, the Company's predecessor, as Director of Training and Human Resources in June 1996 and was appointed Vice President of Company Operations in April 1998. Mr. Snyder continues to serve the Company in that capacity. He previously served for 17 years with Bob Evans Farms, Inc.

Glennon F. Mattingly joined Tumbleweed, LLC, the Company's predecessor, as Controller in March 1995 and was named Vice President-Controller in April 1998. Mr. Mattingly continues to serve the Company in that capacity. Before coming to Tumbleweed, Mr. Mattingly held various positions with Chi-Chi's, Inc. including six years as Director of Budgeting and Financial Analysis.

Gregory A. Compton joined Tumbleweed, LLC, the Company's predecessor, in June 1998 as Vice President, Secretary and General Counsel, and continues to serve the Company in that capacity. From March 1992 to June 1998, Mr. Compton served as Senior Vice President, Secretary and General Counsel of NTS Corporation, a regional real estate development firm headquartered in Louisville, Kentucky.

SEGMENT INFORMATION

Segment information for the years ended December 31, 1999, 1998 and 1997 are presented in Note 12 to our Consolidated Financial Statements contained in Item 8.

ITEM 2.  PROPERTIES

Of the 29 Company-owned restaurants in operation at December 31, 1999, 12 are owned by us in fee simple while the remainder are leased. Two of the leased locations are owned by entities whose principals are affiliated with us. Restaurant lease expirations range from 2005 to 2018, with the majority of the leases providing for an option to renew for additional terms ranging from five to twenty years. All of our leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require us to pay the cost of insurance and taxes. Our executive offices and our commissary are located in Louisville, Kentucky, in office, commissary and warehouse space owned in fee simple by us.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation will have a material adverse effect upon our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 10, 2000, 5,863,930 shares of Common Stock were issued and outstanding. There were approximately 1,010 stockholders, including beneficial owners of shares held in nominee name.

On January 11, 1999, Tumbleweed, Inc. completed its initial public offering of common stock. We sold 776,630 shares at the offering price of $10 per share in a direct offering of our common stock to the public, raising a total of $7,766,300.

On January 1, 1999, the merger of Tumbleweed, LLC into Tumbleweed, Inc. became effective. The merger reorganized Tumbleweed, LLC, which had owned, franchised or licensed 43 Tumbleweed Southwest Mesquite Grill & Bar restaurants, into a corporation for purposes of the stock offering. In the reorganization, the membership interests of the approximately 80 former members of Tumbleweed, LLC were converted into a total of 5,105,000 shares of Company common stock. As required by the Tumbleweed, LLC operating agreement, the former Class B members made additional cash contributions of $747,500 in connection with the reorganization.

We received net proceeds of approximately $6,800,000 from the stock offering. We used the offering proceeds, plus the additional cash contributions of $747,500 we received in the reorganization, to repay bank indebtedness totaling $7,043,366 and to pay offering expenses. The bank indebtedness was an obligation of the former Class A members of Tumbleweed, LLC, including certain directors and officers of the Company, and had been accounted for as redeemable members' equity. Offering expenses totaled approximately $1,000,000, none of which were commissions or other underwriting expenses.

The registration statement for the stock offering also included the 5,105,000 shares issued in the reorganization, which may be sold from time to time in the future by the former members of Tumbleweed, LLC for their own accounts.

Our common stock trades on the Nasdaq Stock Market's National Market under the symbol "TWED." The following table shows quarterly high and low closing prices for the Common Stock during 1999 for the periods indicated, as reported by the Nasdaq National Market.


                                       High                Low
                                       ----                ---
     First Quarter (1)                $12.00             $ 8.50
     Second Quarter                    11.25               7.50
     Third Quarter                      9.87               7.00
     Fourth Quarter                     8.50               5.00

(1) Beginning in March 1999, bid and asked quotations for Tumbleweed shares were reported on the OTC Bulletin Board under the trading symbol TWED. On March 29, 1999, our common stock began trading on the Nasdaq Stock Market's National Market.

We have never paid a dividend on our Common Stock nor do we expect to pay a cash dividend in the foreseeable future. We currently intend to retain any future earnings to finance the development of additional restaurants and the growth of our business generally. We are also prohibited from paying dividends under the terms of our credit facility with National City Bank.

ITEM 6. SELECTED FINANCIAL DATA

Effective January 1, 1999, Tumbleweed, LLC was merged into Tumbleweed, Inc. as a result of the sale of common stock in an initial public offering. Tumbleweed, Inc. had not conducted any operations prior to the merger. In the following table, the income statement and balance sheet data of Tumbleweed, LLC for the years ended December 31, 1998, 1997, 1996 and 1995 and Tumbleweed, Inc. for the year ended December 31, 1999 have been derived from financial statements which have been audited by Ernst & Young, LLP, independent auditors, whose report thereon is included elsewhere in this filing. The information set forth below should be read in conjunction with, and are qualified in their entirety by, the financial statements (and the notes thereto), and other financial information appearing elsewhere in this filing and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                  Years Ended December 31
                                          ---------------------------------------------------------------------
                                           Tumbleweed,                        Tumbleweed,
                                               Inc.                              LLC
                                          -------------  ------------------------------------------------------
                                               1999           1998          1997         1996          1995
                                               ----           ----          ----         ----          ----
Statement of Income Data:
  Revenues:
    Restaurant Sales                     $   48,578,123 $  40,490,933 $  27,891,128 $ 23,284,007 $   17,254,058
    Commissary sales                          1,168,836     1,041,266     1,007,011    1,795,529      1,574,847
    Franchise fees and royalties              1,064,952       770,806       563,056      474,870        540,157
    Other revenues                              532,976       504,639       365,054      177,317        177,960
                                          -------------  ------------  ------------  -----------  -------------
      Total Revenues                         51,344,887    42,807,644    29,826,249   25,731,723     19,547,022
  Operating expenses:
    Restaurant cost of sales                 14,232,564    11,788,578     8,191,928    7,103,357      5,132,549
    Commissary cost of sales                  1,053,083       905,814       887,793    1,649,502      1,424,077
    Operating expenses                       24,377,631    20,881,212    14,035,693   12,386,119      8,896,704
    Selling, general and administrative       4,981,721     4,150,303     3,051,740    2,250,827      1,962,036
    Preopening expenses                         395,768
    Depreciation and amortization             1,804,757     1,442,011       971,863    1,231,290      1,033,349
                                          -------------  ------------  ------------  -----------  -------------
      Total operating expenses               46,845,524    39,984,522    27,683,740   25,026,597     18,597,853
                                          -------------  ------------  ------------  -----------  -------------
      Income from operations                  4,499,363     2,823,122     2,142,509      705,126        949,169
  Interest expense, net                      (1,128,906)     (869,712)     (428,598)    (203,810)     (266,530)
                                          -------------  ------------  ------------  -----------  -------------
  Income before income taxes and
    cumulative effect of a change in
    accounting principle                      3,370,457     1,953,410     1,713,911      501,316        682,639
  Provision for income taxes:
    Current and deferred                     (1,179,659)      -             -             -             -
    Deferred taxes related to change in
      tax status (3)                           (639,623)      -             -             -             -
                                          -------------  ------------  ------------  -----------  -------------
  Total provision  for income taxes          (1,819,282)      -             -             -             -
                                          -------------  ------------  ------------  -----------  -------------
   Income before cumulative effect of a
    change in accounting principle            1,551,175     1,953,410     1,713,911      501,316        682,639
   Cumulative effect of a change in
     accounting principle, net of tax          (341,035)      -             -             -             -
                                          -------------  ------------  ------------  -----------  -------------
   Net income                            $    1,210,140 $   1,953,410 $   1,713,911 $    501,316 $      682,639
                                          =============  ============  ============  ===========  =============
Basic and diluted earnings per share:
   Income before cumulative effect of a
     change in accounting principle      $         0.27
   Cumulative effect of a change in
     accounting principle, net of tax             (0.06)
                                          -------------
   Net income                            $         0.21
                                          =============












Pro forma income data (unaudited):
   Income before income taxes
     and cumulative effect of a change
     in accounting principle as reported $    3,370,457 $   1,953,410 $   1,713,911 $    501,316 $      682,639
   Pro forma income taxes (1)                (1,179,659)     (683,693)     (599,896)    (175,461)      (238,924)
                                          -------------  ------------  ------------  -----------  -------------
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                2,190,798     1,269,717     1,114,015      325,855        443,715
   Cumulative effect of a change in
     accounting principle, net of tax          (341,035)      -             -             -             -
                                          -------------  ------------  ------------  -----------  -------------
Pro forma net income                     $    1,849,763 $   1,269,717 $   1,114,015 $    325,855 $      443,715
                                          =============  ============  ============  ===========  =============
Pro forma basic and diluted earnings
 per share:
   Pro forma income before cumulative
     effect of a change in accounting
     principle                           $         0.37 $        0.25 $        0.22 $       0.06 $         0.09
   Cumulative effect of a change in
     accounting principle, net of tax             (0.06)      -             -             -             -
                                          -------------  ------------  ------------  -----------  -------------
  Pro forma net income                   $         0.31 $        0.25 $        0.22 $       0.06 $         0.09
                                          =============  ============  ============  ===========  =============




                                                                    As of December 31
                                         ----------------------------------------------------------------------
                                         Tumbleweed,                          Tumbleweed,
                                             Inc.                                 LLC
                                         ----------- ----------------------------------------------------------
                                                          Pro
                                                         Forma
                                             1999      1998 (3)      1998         1997        1996       1995
                                             ----      --------      ----         ----        ----       ----
                                                                 (In thousand)
Balance Sheet Data:
Total assets                             $    36,579 $    33,681 $   33,681  $    26,068 $    21,262 $   17,831
Long-term debt and capital lease
  obligations, including current
  maturities                                  15,145      13,363     13,363        8,542       5,776      3,077
Total liabilities                             19,016      24,743     24,103       10,725       7,108      4,132
Redeemable members' equity                    -            -         18,925       23,420      20,233     16,413
Members' equity                               -            -            354            7           7          7
Members' retained earnings (deficit)          -            -         (9,701)      (8,083)     (6,085)    (2,721)
Stockholders' equity                          17,563       -          -           -           -            -
Pro forma stockholders' equity                -            8,938      -           -           -            -


(1) Prior to Reorganization, the Company operated as a limited liability company and was not subject to corporate income taxes through December 31, 1998. Pro forma adjustment has been made to net income to give effect to federal and state income taxes as though the Company had been subject to corporate income taxes for the periods presented with an effective tax rate of 35%.

(2) Shares outstanding gives effect to the Reorganization as if it had occurred as of January 1, 1995.

(3) Reflects the establishment of a deferred tax liability of $639,623 related to the termination of Tumbleweed, LLC's limited liability company status and the conversion of Tumbleweed, LLC's members' interests into 5,105,000 shares of Company common stock effective January 1,1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We make various forward-looking statements about our business in the following discussion. When making these forward-looking statements, we use words such as expects, believes, estimates, anticipates, plans and similar expressions to identify them. We also identify important cautionary factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements include the availability and cost of financing and other events that affect our restaurant expansion program, changes in food and other costs, changes in national, regional or local economic conditions, changes in consumer tastes, competitive factors such as changes in the number and location of competing restaurants, the availability of experienced management and hourly employees, and other factors set forth below and in "Forward-Looking Statements/Risk Factors" in Item 1. Business.

Of the 51 Tumbleweed restaurants as of December 31, 1999, we owned and operated 29 restaurants in Kentucky, Indiana and Ohio, franchised 17 restaurants in Indiana, Illinois, Kentucky, Tennessee and Wisconsin, and licensed five restaurants in Germany, Jordan, Egypt and Saudi Arabia. The following table reflects changes in the number of company-owned restaurants for the years presented.

       Company Restaurants                     1999       1998      1997
       -------------------                     ----       ----      ----

         In operation, beginning of year        25         17        15
         Restaurants opened                      4          8         2
         Restaurants closed                      0          0         0
                                                ---        ---       ---
         In operation, end of year              29         25        17
                                                ---        ---       ---


         Franchise and Licensed Restaurants

           In operation, beginning of year      18         12         9
           Restaurants opened                    8          7         3
           Restaurants closed                   (4)        (1)        0
                                                ---        ---       ---
           In operation, end of year            22         18        12
                                                ---        ---       ---
                           System total         51         43        29
                                                ===        ===       ===

Effective January 1, 1999, Tumbleweed, LLC converted from a limited liability company into a C corporation by merging with Tumbleweed, Inc., a Delaware corporation formed on December 17, 1997. As a limited liability company, we had been treated as a partnership for income tax purposes and, accordingly, had incurred no federal or state income tax liability. The discussion of financial condition and results of operations included in the paragraphs that follow reflect a pro forma adjustment for federal and state income taxes that would have been recorded during these years if we had been subject to corporate income taxes for the years presented.

The following section should be read in conjunction with "Selected Financial Data" included above in Item 6 and our financial statements and the related notes included below in Item 8.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.

                                                    Years Ended December 31

                                                   1999       1998      1997
                                                 -----------------------------
Revenues:
   Restaurant sales                                   94.6%     94.6  %   93.5 %
   Commissary sales                                    2.3       2.4       3.4
   Franchisee fees and royalties                       2.1       1.8       1.9
   Other revenues                                      1.0       1.2       1.2
                                                 -----------------------------
          Total revenues                             100.0     100.0     100.0
Operating expenses:
   Restaurant cost of sales (1)                       29.3      29.1      29.4
   Commissary cost of sales (2)                       90.1      87.0      88.2
   Operating expenses (1)                             50.2      51.6      50.3
   Selling, general and administrative                 9.7       9.7      10.2
   Preopening expenses                                 0.8       1.9       1.8
   Depreciation and amortization                       3.5       3.4       3.3
   Total operating expenses                           91.2      93.4      92.8
                                                 -----------------------------
   Income from operations                              8.8       6.6       7.2
Interest expense, net                                 (2.2)     (2.0)     (1.4)
                                                 -----------------------------
Income before income taxes and cumulative
   effect of a change in accounting
   principle                                           6.6       4.6       5.8
Provision for income taxes:
   Current and deferred                               (2.3)    -          -
   Deferred taxes related to a change
    in tax status                                     (1.3)    -          -
                                                  -----------------------------
Total provision for income taxes                      (3.6)    -          -
                                                  -----------------------------
Income before cumulative effect
   of a change in accounting principle                 3.0       4.6       5.8
Cumulative effect of a change in
   accounting principle, net of tax                   (0.7)    -             -
                                                  -----------------------------
Net income                                             2.3%      4.6%      5.8%
                                                  =============================
Pro forma income data (unaudited):
   Income before income taxes and
     cumulative effect of a change in
     accounting principle as reported                  6.6%      4.6%      5.8%
   Pro forma income taxes (3)                         (2.3)     (1.6)     (2.1)
                                                  -----------------------------
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                         4.3       3.0       3.7
   Cumulative effect of a change in
     accounting principle, net of tax                 (0.7)    -             -
                                                  -----------------------------
   Pro forma net income                                3.6%      3.0%      3.7%
                                                  =============================

(1)    As percentage of restaurant sales.
(2)    As percentage of commissary sales.
(3) The pro forma income taxes reflect the effect of the corporate reorganization on the historical net income assuming the Company was taxed as a C corporation for income tax purposes throughout the years presented with an assumed combined federal and state effective tax rate of 35%.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 and 1998

Total revenues increased by $8,537,243 or 19.9% in 1999 compared to 1998 primarily as a result of the following:

Restaurant sales increased by $8,087,190 or 20.0% in 1999 compared to 1998. The increase is due primarily to the addition of four Company-owned restaurants during 1999 and an increase in same store sales of 1.3%.

Commissary sales to franchised restaurants increased by $127,570 or 12.3% in 1999 compared to 1998. The increase is due primarily to the addition of four additional franchised or licensed restaurants during 1999.

Franchise fees and royalties increased by $294,146 or 38.2% in 1999 compared to 1998. The increase was due primarily to a $140,000 increase in franchise fees received upon the opening of seven new franchised restaurants during 1999 compared to three during 1998. Additionally, royalty income increased approximately $177,000 during 1999 compared to 1998 as a result of an increase in franchised restaurants. The increase in franchise fees and royalties is partially offset by an approximately $23,000 decrease in international territory fees.

  Other revenues increased by $28,337 or 5.6% in 1999 compared to 1998 primarily due to an increase in volume related purchasing rebates.

Restaurant cost of sales increased by $2,443,986 or 20.7% in 1999 compared to 1998. The increase was principally due to the opening of four additional Company-owned restaurants during 1999. Restaurant cost of sales increased as a percentage of sales by 0.2% to 29.3% for 1999 compared to 29.1% for 1998.

Commissary cost of sales increased by $147,269 or 16.2% in 1999 compared to 1998. The increase in commissary cost of sales is due to increased commissary sales in 1999 compared to 1998 and increased overhead costs. As a percentage to sales, commissary cost of sales increased 3.1%.

Restaurant operating expenses increased by $3,496,419 or 16.7% in 1999 compared to 1998. The increase reflects the addition of four Company-owned restaurants during 1999. Operating expenses decreased as a percentage of restaurant sales to 50.2% for 1999 from 51.6% for 1998 primarily due to a 1.1% decrease in labor costs and a 0.3% decrease in restaurant level promotional costs.

Selling, general and administrative expenses increased by $831,418 or 20.0% in 1999 compared to 1998. The increase was due in part to the addition of management and staff personnel during 1999 to support the growing restaurant base and additional advertising costs. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during 2000 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 9.7% of revenues in 1999 and 1998.

Preopening expenses were $395,768 in 1999 versus preopening amortization of $816,604 in 1998. See Note 2 of the consolidated financial statements regarding the adoption of Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." As a result of the adoption of SOP 98-5 on January 1, 1999, the Company recorded a charge to income, net of tax, of $341,035 representing the write-off of deferred preopening costs as of December 31, 1998. The charge is reported net of taxes as a cumulative effect of a change in accounting principle.

Depreciation and amortization expense increased by $362,746 or 25.1% in 1999 compared to 1998 due primarily to the addition of four Company-owned restaurants during 1999.

Net interest  expense  increased by $259,194 or 29.8% in 1999  compared to 1998.
The  increase  resulted  from  increased   borrowings  to  fund  the  growth  in
Company-owned restaurants and increases in the prime interest rate during 1999.

The combined effective federal and state income tax rate was approximately 35% for 1999 (excluding the charge related to change in tax status, discussed below). The pro forma adjustments presented for 1998 provide for income taxes as though we had been subject to corporate income taxes throughout the years presented. Additionally, as a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, we recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

The Company's pro forma income before cumulative effect of a change in accounting principle increased $921,081 or 72.5% in 1999 compared to 1998. Pro forma basic and diluted earnings per share before cumulative effect of a change in accounting principle increased to $0.37 in 1999 compared to $0.25 in 1998.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 and 1997

Total revenues increased by $12,981,395 or 43.5% in 1998 compared to 1997 primarily as a result of the following:

 Restaurant sales increased by $12,599,805 or 45.2% in 1998 compared to 1997. The increase is due primarily to the addition of eight Company-owned restaurants during 1998 and an increase in same stores sales of 1.5%.

Commissary sales to franchised restaurants increased by $34,255 or 3.4% in 1998 compared to 1997. In May 1997, we made a decision to discontinue sales of product not manufactured by the commissary. As a result, commissary sales did not increase proportionately to the increase in the number of franchised stores.

Franchise fees and royalties increased by $207,750 or 36.9% in 1998 compared to 1997. The increase was due primarily to $105,000 in franchise fees received upon the opening of three franchised restaurants in 1998 compared to two in 1997, $23,250 in territory fees received from international operations and additional royalties from franchised restaurants opened in 1998 and 1997.

Other revenues increased by $139,585 or 38.2% in 1998 compared to 1997 primarily due to an increase in volume related purchasing rebates of approximately $141,000. The increase in other revenues from 1997 to 1998 is also a result of approximately $140,000 received from the Ohio Bureau of Worker's Compensation which represented a return of invested premiums by the State of Ohio. The increases in other revenues were partially offset by the fact that 1997 other revenues includes approximately $178,000 of insurance proceeds. There was no similar income in 1998.

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

Commissary cost of sales increased $18,021 or 2.0% in 1998 compared to 1997. Commissary cost of sales did not increase proportionally to the increase in the number of franchised stores due to the discontinuance of sales of products not manufactured by the commissary. As a percentage to sales, commissary cost of sales decreased 1.2%. This was due to lower ingredient costs for products sold by the commissary.

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

Preopening expenses increased $271,881 or 49.9% for 1998 compared to 1997. The increase is due to the opening of eight additional Company-owned restaurants in 1998 as compared to two restaurants in 1997.

Depreciation  and  amortization  expense  increased  $470,148  or 48.4% for 1998
compared  to  1997  due  primarily  to  the  addition  of  eight   Company-owned
restaurants.

Net interest expense increased $441,114 or 102.9% for 1998 compared to 1997. The increase resulted from increased borrowings to fund the growth in Company-owned restaurants.

The pro forma adjustment provides for income taxes and state tax rates then in effect as though we had been subject to corporate income taxes for 1998 and 1997. The combined effective tax rate was 35% for 1998 and 1997.

The Company's pro forma income before cumulative effect of a change in accounting principle increased $155,702 or 14.0% in 1998 compared to 1997. Pro forma basic and diluted earnings per share before cumulative effect of a change in accounting principle increased to $0.25 in 1998 compared to $0.22 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to expand our number of restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond our control. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which we intend to operate. There can be no assurance that we will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that our new restaurants will generate sales revenue or profit margins consistent with those of our existing restaurants, or that these new restaurants will be operated profitably.

Our principal capital needs arise from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing facilities. The principal sources of capital to fund these expenditures were members' contributions (prior to January 1, 1999), internally generated cash flow, bank borrowings, lease financing and an equity offering. The following table provides certain information regarding our sources and uses of capital for the years presented:


                                                          Years
                                                    Ended December 31
                                                    -----------------
                                             1999           1998          1997
                                             ----           ----          ----
Net cash provided by operations         $  3,592,419  $  3,447,666 $  3,040,836
Purchases of property and equipment        6,915,544     5,313,575    4,105,089
Proceeds from common stock offering        7,766,300         -            -
Net distributions of
   members' equity                             -          (328,788)    (525,002)
Net borrowings of  long-term debt and
   capital lease obligations               1,781,865     3,251,135    1,797,898
Payment on short-term borrowings          (6,990,348)        -            -

Our single largest use of funds has been for capital expenditures consisting of land, building and equipment associated with our restaurant expansion program.
The substantial growth of the Company over the years has not required significant additional working capital. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on our evaluation of the financing alternatives available for a particular site.

We plan to open five Company-owned restaurants during 2000, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel, and other factors. As of December 31, 1999, the

Company had one additional restaurant under construction, which is expected to open in the second quarter of 2000. We will utilize mortgage, sale/leaseback and landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants opened during 2000. The remaining costs will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans through 2000. Should our actual results of operations fall short of, or our rate of expansion significantly exceed plans, or should our costs or capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

In order to provide any additional funds necessary to pursue our growth strategy, we may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, our equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us.

We have a $6,500,000 revolving line of credit with National City Bank (the "Credit Facility"). As of December 31, 1999, we had outstanding borrowings under the Credit Facility of $5,242,148. The note bears interest at the prime rate plus .25% (8.75% at December 31,1999) and is due December 31, 2002. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." The SOP was effective beginning January 1,1999 and requires that start-up costs capitalized prior to January 1,1999 be written-off and any future start-up costs be expensed as incurred. Prior to 1999, we capitalized our preopening costs incurred in connection with opening new restaurant locations. The unamortized balance of our deferred preopening costs ($524,669 as of December 31,1998) were written-off (net of income taxes of $183,634) as a cumulative effect of an accounting change on January 1,1999.

YEAR 2000

We experienced no disruptions to our business as a result of the conversion to the Year 2000. The total Year 2000 project cost was approximately $400,000, which includes the purchase of new hardware and software that was capitalized. The project was funded by cash flow from operations. We do not anticipate any significant additional expenditures for Year 2000 compliance. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly workers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Most of the leases provide for increases in rent based on increases in the Consumer Price Index when the leases are renewed. We may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of December 31, 1999, approximately $10.8 million of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations or cash flows would not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
   Report of Independent Auditors                                            23

   Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997                                        24

   Consolidated Balance Sheets as of December 31, 1999 and 1998              25

   Statements of Redeemable  Members' Equity,  Members'  Equity,  Members'
     Retained Earnings (Deficit) and Stockholders' Equity for the years
     ended December 31, 1999, 1998 and 1997                                  26

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                                        27

   Notes to Consolidated Financial Statements                                28

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tumbleweed, Inc.


We have audited the accompanying consolidated balance sheets of Tumbleweed, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, redeemable members' equity, members' equity, members' retained earnings (deficit) and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tumbleweed, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for pre-opening and other start-up costs by adopting the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-Up Activities".



/s/ Ernst & Young, LLP
Louisville, Kentucky
March 3, 2000

                                Tumbleweed, Inc.

                        Consolidated Statements of Income

                                                                                      Years Ended December 31
                                                                              1999            1998            1997
                                                                           ------------------------------------------
Revenues:
   Restaurant sales                                                       $48,578,123    $ 40,490,933    $ 27,891,128    $
   Commissary sales                                                         1,168,836       1,041,266       1,007,011
   Franchise fees and royalties                                             1,064,952         770,806         563,056
   Other revenues                                                             532,976         504,639         365,054
                                                                           ------------------------------------------
Total revenues                                                             51,344,887      42,807,644      29,826,249

Operating expenses:
   Restaurant cost of sales                                                14,232,564      11,788,578       8,191,928
   Commissary cost of sales                                                 1,053,083         905,814         887,793
   Operating expenses                                                      24,377,631      20,881,212      14,035,693
   Selling, general and administrative expenses                             4,981,721       4,150,303       3,051,740
   Preopening expenses                                                        395,768         816,604         544,723
   Depreciation and amortization                                            1,804,757       1,442,011         971,863
                                                                           ------------------------------------------
Total operating expenses                                                   46,845,524      39,984,522      27,683,740
                                                                           ------------------------------------------
Income from operations                                                      4,499,363       2,823,122       2,142,509

Other income (expense):
   Interest income                                                             40,684          61,759          62,120
   Interest expense                                                        (1,169,590)       (931,471)       (490,718)
                                                                           ------------------------------------------
Total other expense                                                        (1,128,906)       (869,712)       (428,598)
                                                                           ------------------------------------------

Income before income taxes and cumulative effect of a
   change in accounting principle                                           3,370,457       1,953,410       1,713,911

Provision for income taxes:
   Current and deferred                                                    (1,179,659)              -               -
   Deferred taxes related to change in tax status                            (639,623)              -               -
                                                                           ------------------------------------------
Total provision for income taxes                                           (1,819,282)              -               -
                                                                           ------------------------------------------

Income before cumulative effect of a change
   in accounting principle                                                  1,551,175       1,953,410       1,713,911

Cumulative effect of a change in accounting principle, net
   of tax                                                                    (341,035)              -               -
                                                                           ------------------------------------------

Net income                                                                $ 1,210,140    $  1,953,410    $  1,713,911
                                                                           ==========================================

Basic and diluted earnings per share:
   Income before cumulative effect of a change in accounting principle    $      0.27    $          -    $         -
   Cumulative effect of a change in accounting principle, net of tax            (0.06)              -              -
                                                                           ------------------------------------------
   Net income                                                             $      0.21    $          -    $         -
                                                                           ==========================================
Pro forma income data (unaudited):
   Income before income taxes and cumulative effect of a
     change in accounting principle as reported                           $ 3,370,457    $  1,953,410    $  1,713,911
   Pro forma income taxes                                                   1,179,659)       (683,693)       (599,896)
                                                                           -------------------------------------------
   Pro forma income before cumulative effect of a change
     in accounting principle                                                2,190,798       1,269,717       1,114,015
   Cumulative effect of a change in accounting principle,
     net of tax                                                              (341,035)              -               -
                                                                           -------------------------------------------

   Pro forma net income                                                   $ 1,849,763    $  1,269,717    $  1,114,015
                                                                           ===========================================
Pro forma basic and diluted earnings per share:
   Pro forma income before cumulative effect of a change
     in accounting principle                                              $      0.37    $       0.25    $       0.22
   Cumulative effect of a change in accounting principle,
     net of tax                                                                 (0.06)              -               -
                                                                           -------------------------------------------

   Pro forma net income                                                   $      0.31    $       0.25    $       0.22
                                                                           ===========================================

See accompanying notes.

                                Tumbleweed, Inc.

                           Consolidated Balance Sheets

                                                                                                    Pro forma
                                                                            December 31            December 31
                                                                        1999          1998            1998
                                                                   ----------------------------  --------------
                                                                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $    640,189   $  1,898,973   $    1,898,973
   Accounts receivable                                                  606,283        433,872         433,872
   Inventories                                                        1,597,794      1,333,591       1,333,591
   Prepaid expenses                                                     389,271        330,439         330,439
   Deferred preopening expenses                                               -        524,669         524,669
                                                                    ---------------------------   -------------
Total current assets                                                  3,233,537      4,521,544       4,521,544

Property and equipment, net                                          30,147,559     24,920,797      24,920,797

Goodwill, net of accumulated amortization of
   $551,478 in 1999 and $440,242 in 1998                              2,737,265      2,833,704       2,833,704

Other assets                                                            460,817      1,404,861       1,404,861

                                                                    ---------------------------   -------------
Total assets                                                       $ 36,579,178   $ 33,680,906   $  33,680,906
                                                                    ===========================   =============


Liabilities, Redeemable Members' Equity, Members'  Equity,
   Members' Retained Earnings (Deficit) and Stockholders' Equity
Current liabilities:
   Short-term borrowings                                           $          -   $  6,990,348   $   6,990,348
   Accounts payable                                                   1,102,024      1,781,418       1,781,418
   Accrued liabilities                                                1,771,360      1,873,651       1,873,651
   Income taxes payable                                                  61,376              -               -
   Deferred income taxes                                                286,885              -         467,420
   Current maturities on long-term
     debt and capital leases                                          1,028,443        895,310         895,310
                                                                    ---------------------------   -------------
Total current liabilities                                             4,250,088     11,540,727      12,008,147

Long-term liabilities:
   Long-term debt, less current maturities                           11,347,047      9,180,358       9,180,358
   Capital lease obligations, less current maturities                 2,769,339      3,287,296       3,287,296
   Deferred income taxes                                                489,869              -         172,203
   Other liabilities                                                    160,000         94,838          94,838
                                                                    ---------------------------   -------------
Total long-term liabilities                                          14,766,255     12,562,492      12,734,695
                                                                    ---------------------------   -------------

Total liabilities                                                    19,016,343     24,103,219      24,742,842

Redeemable members' equity                                                    -     18,924,688               -

Members' equity                                                               -        354,459               -

Members' retained earnings (deficit)                                          -     (9,701,460)              -

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                          -              -               -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued
     and outstanding in 1999 (5,105,000 shares on a
     pro forma basis in 1998)                                            58,818              -          51,050
   Paid-in capital                                                   16,294,006              -       8,887,014
   Retained earnings                                                  1,210,011              -               -
                                                                    ---------------------------   -------------
     Total stockholders' equity                                      17,562,835              -       8,938,064
                                                                    ---------------------------   -------------

Total liabilities and stockholders' equity                         $ 36,579,178   $ 33,680,906      33,680,906
                                                                    ===========================   =============

See accompanying notes.

                                Tumbleweed, Inc.

     Consolidated Statements of Redeemable Members' Equity, Members' Equity,
          Members' Retained Earnings (Deficit) and Stockholders' Equity

                  Years Ended December 31, 1999, 1998 and 1997


                                                                        Redeemable
                                                                         Members'                      Retained
                                            Common       Paid-In     Equity - Class A   Members'       Earnings
                                            Stock        Capital          Members        Equity       (Deficit)        Total
                                       ----------------------------------------------------------------------------------------

Balance at December 31, 1996            $        -   $            -  $   20,232,519  $     6,959   $  (6,084,974) $  14,154,504
Proceeds from issuance of
     members' equity                             -                -          50,958            -               -         50,958
Distributions of members' equity                 -                -        (575,960)           -               -       (575,960)
Net income                                       -                -               -            -       1,713,911      1,713,911
Accretion of redeemable
     members' equity                             -                -       3,712,221            -      (3,712,221)             -
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1997                     -                -      23,419,738        6,959      (8,083,284)    15,343,413
Captial contribution                             -                -               -      747,500               -        747,500
Distributions of members' equity                 -                -      (1,076,288)    (400,000)              -     (1,476,288)
Assumption of members' line
     of credit                                   -                -      (6,990,348)           -               -     (6,990,348)
Net income                                       -                -                            -       1,953,410      1,953,410
Accretion of redeemable
     members' equity                             -                -       3,571,586            -      (3,571,586)             -
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1998                     -                -      18,924,688      354,459      (9,701,460)     9,577,687
Merger of Tumbleweed, LLC
     into Tumbleweed, Inc.                  51,050        9,526,637     (18,924,688)    (354,459)      9,701,460              -
Tumbleweed, Inc. balances as of
     January 1, 1999                             1              129               -            -            (129)             1
Proceeds from common stock offering          7,767        7,758,533               -            -               -      7,766,300
Public offering costs                            -         (991,293)              -            -               -       (991,293)
Net income                                       -                -               -            -       1,210,140      1,210,140
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1999            $   58,818   $   16,294,006  $            -  $         -   $   1,210,011  $  17,562,835
                                       =========================================================================================
















See accompanying notes.

                                Tumbleweed, Inc.

                      Consolidated Statements of Cash Flows


                                                                                    Years Ended December 31
                                                                            1999            1998             1997
                                                                      ------------------------------------------------

Operating activities:
   Net income                                                        $   1,210,140  $     1,953,410   $     1,713,911
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                      1,650,327        1,285,833           829,250
       Amortization                                                        154,430          156,178           142,613
       Preopening cost amortization                                              -          816,604           544,723
       Deferred income taxes                                               776,754                -                 -
       Loss on disposition of property and equipment                        38,455            7,324            13,499
       Changes in operating assets and liabilities:
         Accounts receivable                                              (172,411)         (87,172)          (50,091)
         Inventories                                                      (264,203)        (508,562)         (126,573)
         Deferred preopening expenses                                      524,669       (1,074,173)         (316,822)
         Prepaid expenses                                                  (79,021)         (51,466)           19,062
         Other assets                                                      (93,756)        (114,550)          (98,042)
         Accounts payable                                                 (177,212)         104,590            31,938
         Accrued liabilities                                              (102,291)         983,396           258,784
         Income taxes payable                                               61,376                -                 -
         Other liabilities                                                  65,162          (23,746)           78,584
                                                                      ------------------------------------------------
Net cash provided by operating activities                                3,592,419        3,447,666         3,040,836

Investing activities:
   Purchases of property and equipment                                  (6,915,544)      (5,313,575)       (4,105,089)
   Proceeds from sale of food courts, net of cash
     relinquished                                                                -                -           100,000
                                                                      ------------------------------------------------

Net cash used in investing activities                                   (6,915,544)      (5,313,575)       (4,005,089)

Financing activities:
   Capital contribution from Class B members                                     -          747,500                 -
   Proceeds from issuance of members' equity                                     -                -            50,958
   Distribution of members' equity                                               -       (1,076,288)         (575,960)
   Proceeds from common stock offering                                   7,766,300                -                 -
   Proceeds from issuance of long-term debt                              8,193,436        5,580,463         3,452,361
   Payments on long-term debt and capital lease obligations             (6,411,571)      (2,329,328)       (1,654,463)
   Payment on short-term borrowings                                     (6,990,348)               -                 -
   Payment of public offering costs                                       (493,476)        (386,332)         (111,485)
                                                                      ------------------------------------------------
Net cash provided by financing activities                                2,064,341        2,536,015         1,161,411
                                                                      ------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    (1,258,784)         670,106           197,158

Cash and cash equivalents at beginning of year                           1,898,973        1,228,867         1,031,709
                                                                      ------------------------------------------------
Cash and cash equivalents at end of year                             $     640,189  $     1,898,973   $     1,228,867
                                                                      ================================================

Supplemental cash flow information:
   Cash paid for interest, net of amount capitalized                 $   1,166,934  $       947,674   $       473,055
                                                                      ================================================

Noncash investing and financing activities:
   Equipment acquired by capital lease obligations                   $           -  $     1,570,246   $       967,529
                                                                      ================================================
   Public offering costs not paid at year-end                        $           -  $       502,183   $             -
                                                                      ================================================



See accompanying notes.

                                TUMBLEWEED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

MERGER OF TUMBLEWEED, LLC AND TUMBLEWEED, INC.

Tumbleweed, Inc. (the Company) was legally formed in December 1997 and capitalized on June 23, 1998 with the issuance of 13 shares of Company common stock at $10 per share. Effective January 1, 1999, and as a result of the sale of 776,630 shares of common stock in an initial public offering (IPO), Tumbleweed, LLC (Tumbleweed) was merged into the Company. The interests of Tumbleweed members at the time of the merger were converted into a total of 5,105,000 shares of Company common stock. As of December 31, 1998, the Company had not conducted any operations and all expenditures through December 31, 1998 related to the IPO were funded and recorded by Tumbleweed. The accompanying consolidated statements of income and cash flows for the years ended December 31, 1998 and 1997 and balance sheet and pro forma balance sheet as of December 31, 1998 are those of Tumbleweed and are included for comparative purposes since it was the predecessor company.

Prior to the merger, Tumbleweed and its owners (Members) operated pursuant to an Operating Agreement dated September 19, 1994. Members of Tumbleweed consisted of Common Members, Class A Members, Class B Members and a Class C Member. Certain Common Members acted as the Managers of Tumbleweed and, acting unanimously, generally had voting control of Tumbleweed.

Class A Members had, in addition to their cash contributions, provided financing which was accounted for as redeemable members' equity prior to Tumbleweed's assumption of the debt on December 31, 1998 (see Note 7). The capital accounts of the Common, Class B and Class C Members were $6,000, $459 and $500, respectively, as of December 31, 1997 and 1996. During 1998, the Common Members received a distribution of $400,000 and the Class B Members made a capital contribution of $747,500. The capital accounts of the Common, Class B and Class C Members were $(394,000), $747,959 and $500, respectively, as of December 31, 1998.

RESTAURANT FACILITIES

The Company operates and franchises Tumbleweed Southwest Mesquite Grill and Bar full service restaurants. Following is a summary of the number of restaurants open as of December 31:




                                                  1999       1998      1997
                                                  ----       ----      ----
Company owned                                      29         25        17
Franchised and licensed                            22         18        12
                                                   --         --        --
    Total                                          51         43        29
                                                   ==         ==        ==

The restaurant facilities are located in Kentucky, Indiana, Ohio, Illinois, Wisconsin, Tennessee and five overseas restaurants are located in Germany, Saudi Arabia, Egypt and Jordan.

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

Additionally, pro forma net income in the accompanying pro forma income data for the years ended December 31, 1999, 1998 and 1997 reflects a pro forma adjustment to income before income taxes and cumulative effect of a change in accounting principle for federal and state income taxes as if the Company had been a regular corporate taxpayer throughout the years presented. Pro forma income taxes for 1999 excludes the deferred tax effects of Tumbleweed changing from a limited liability company (which is taxed as a partnership) to a regular corporate taxable status. Pro forma income taxes for 1998 and 1997 are at an estimated effective rate of 35%. Pro forma basic and diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for 1999. For 1998 and 1997, the weighted average number of shares outstanding assumes the conversion of Tumbleweed's members' interests into 5,105,000 shares of common stock as of the beginning of the period.

2. Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

DEFERRED PREOPENING EXPENSES

Deferred preopening expenses include the direct costs typically associated with opening a new restaurant. These costs consist primarily of costs incurred to develop the new restaurant management team, marketing and training. During 1998 and 1997, these expenses were amortized on a straight-line method over twelve months from the restaurant opening date.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." The SOP was effective beginning January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. Prior to 1999, the Company capitalized its preopening costs incurred in connection with opening new restaurant locations. The unamortized balance of the Company's deferred preopening costs ($524,669 as of December 31, 1998) was written-off (net of income taxes of $183,634) as a cumulative effect of a change in accounting principle on January 1, 1999.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on the straight-line method. Buildings and leasehold improvements are amortized over the lesser of the life of the leases, including renewal options, or the estimated useful lives of the assets, which range from ten to thirty years. Equipment is depreciated over the estimated useful lives of the assets, which range from five to ten years. Maintenance and repairs which do not enhance the value of or increase the life of the assets are charged to costs and expenses as incurred.

CONSTRUCTION IN PROGRESS

The Company capitalizes all direct costs incurred in the construction of new restaurants. Upon opening, these costs are depreciated or amortized and charged to expense based upon their property classification.

GOODWILL

Goodwill is amortized on the straight-line method over thirty years.

OTHER ASSETS

Other assets at December 31, 1998 included approximately $1,000,000 of costs incurred in connection with the Company's initial public offering. These costs were funded from the proceeds of the offering in January 1999.

LONG-LIVED ASSETS

The carrying amount of long-lived assets, including goodwill, is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the asset over the remaining amortization period, the carrying amount of long-lived assets would be written down to current fair value, which is generally determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

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

ADVERTISING COSTS

Advertising costs include Company-owned restaurant contributions to the Tumbleweed Marketing Fund, Inc. ("the Marketing Fund") and developing and conducting advertising activities, including the placement of electronic and print materials developed by the Marketing Fund. All advertising and related costs are expensed as incurred. Contributions by Company-owned and franchised restaurants to the Marketing Fund are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for the development of marketing and advertising materials for use throughout the Company's system. The Marketing Fund is accounted for separately and is not included in the financial statements of the Company. Company contributions to the Marketing Fund for the years ended December 31, 1999, 1998 and 1997 were $117,362, $95,674 and $66,488, respectively. Advertising expense, which includes the

Company's contributions to the Marketing Fund, for the years ended December 31, 1999, 1998 and 1997 were $1,253,392, $1,052,075 and $631,421, respectively.

INCOME TAXES

Through December 31, 1998, Tumbleweed was a limited liability company which was taxed as a partnership for federal and state income tax purposes. Accordingly, any tax liability related to income was reported by the Members of Tumbleweed.

Concurrent with the merger as described in Note 1, Tumbleweed converted from a limited liability company into a C corporation and is now subject to federal and state income taxes. As of the date of the merger, the Company recorded a net deferred tax liability and corresponding income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities. At the date of the merger, the net differences equaled approximately $1,780,000 resulting in a net deferred tax liability and corresponding income tax expense of $639,623 which is included in the deferred income tax provision in the accompanying consolidated statement of income for the year ended December 31, 1999.

3. Property and Equipment

Property and equipment as of December 31 consist of:


                                                        1999           1998
                                                  ----------------------------

Land and land improvements                       $   8,698,101  $   6,869,638
Building and improvements                           13,312,798      9,999,830
Leasehold improvements                               2,062,449      2,318,396
Equipment                                            5,926,655      3,986,928
Building and equipment under capital leases          4,274,559      4,249,458
Construction in progress                               556,549        536,324
                                                  ----------------------------
                                                    34,831,111     27,960,574
Less accumulated depreciation and amortization      (4,683,552)    (3,039,777)
                                                  ----------------------------
                                                 $  30,147,559  $  24,920,797
                                                  ============================

4. Accrued Liabilities

Accrued liabilities as of December 31 consist of:


                                                        1999             1998
                                                  ----------------------------

Accrued payroll and related taxes                $     611,566  $     792,809
Accrued insurance and fees                             251,923        284,270
Accrued taxes, other than income and payroll           362,578        393,593
Gift certificate liability                             396,747        275,743
Other                                                  148,546        127,236
                                                  ----------------------------
                                                 $   1,771,360  $   1,873,651
                                                  ============================

5.  Long-Term Debt

Long-term debt as of December 31 consists of:



                                                         1999           1998
                                                     ---------------------------
Secured  $6,500,000  mortgage revolving line of
 credit note, bearing interest at prime rate
 plus .25% (8.75% at December 31, 1999), due
 December 31, 2002                                   $ 5,242,148   $  4,302,148

Secured  mortgage note payable, bearing interest at
 commercial paper rate plus 2.65% (8.28% at
 December 31, 1999), due February 17, 2006             2,691,433           -

Secured  mortgage note payable, bearing interest at
 prime rate plus 1% (9.5% at December 31, 1999),
 payable in monthly installments through October 1,
 2017                                                  1,061,614      1,084,274

Secured  mortgage note payable, bearing interest at
 8.75% , payable in monthly installments through
 February 15, 2008                                       957,992        991,396

Secured mortgage note payable, bearing interest
 at prime rate (8.5% at December 31,1999), payable
 in monthly installments through March 1, 2006           658,071           -

Secured mortgage note payable, bearing interest at
 prime rate plus 1.25% (9.75% at December 31,
 1999), payable in monthly installments through
 November 27, 2016                                       634,375        671,875

Secured mortgage note payable, bearing interest at
 commercial paper rate plus 3.0%                            -         1,111,928

Secured mortgage note payable, bearing interest
 at commercial paper rate plus 3.1%                         -           695,230

Other installment notes payable                          624,599        750,595
                                                     ---------------------------
                                                      11,870,232      9,607,446
Less current maturities                                  523,185        427,088
                                                     ---------------------------
Long-term debt                                       $11,347,047   $  9,180,358
                                                     ===========================

Property and equipment with a net book value of approximately $20,800,000 at December 31, 1999 collateralize the Company's long-term debt.

The aggregate annual maturities of long-term debt for the years subsequent to December 31, 1999 are as follows:

                    2000             $    523,185
                    2001                  738,509
                    2002                5,511,585
                    2003                  367,712
                    2004                  364,984
                    Thereafter          4,364,257
                                     ------------
                    Total            $ 11,870,232
                                     ============


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

Interest costs capitalized during the construction period of restaurants were $50,907 in 1999, $104,231 in 1998 and $103,488 in 1997.

6.   Leases

The Company leases certain buildings and equipment under capital lease agreements with related and third parties. The equipment leases have five to seven year terms. The building leases expire in 2016 and 2017. Future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at December 31, 1999 were as follows:



                                          Related          Other
                                        Party Lease        Leases        Total
                                        -----------        ------        -----

2000                                  $      84,000   $    690,849 $    774,849
2001                                         84,000        690,849      774,849
2002                                         84,000        575,393      659,393
2003                                         84,000        457,248      541,248
2004                                         84,000        261,661      345,661
Thereafter                                1,092,000      1,054,933    2,146,933
                                       -----------------------------------------
Total minimum lease payments          $   1,512,000   $  3,730,933    5,242,933
                                      =============================
Less amount representing interest
 at 6.25% to 11.3%                                                   (1,968,336)
                                                                     -----------
Net present value of lease payments                                   3,274,597
Less current maturities                                                 505,258
                                                                     -----------
Long-term portion of capital leases                                 $ 2,769,339
                                                                     ===========

The Company leases certain restaurants and equipment under operating leases having terms expiring between 2002 and 2017. Most of the restaurant facility leases have renewal clauses of five to twenty years exercisable at the option of the Company and one of the leases are with a related party. Certain leases require the payment of contingent rentals based on a percentage of gross revenues. Future minimum lease payments on operating leases at December 31, 1999 were as follows:


                 Related
                  Party          Other
                  Lease          Leases         Total
               ------------------------------------------

2000          $      60,000  $   1,344,772  $   1,404,772
2001                 60,000      1,343,853      1,403,853
2002                 60,000      1,342,299      1,402,299
2003                 60,000      1,357,699      1,417,699
2004                 60,000      1,342,699      1,402,699
Thereafter          785,000      9,947,311     10,732,311
               ------------------------------------------
              $   1,085,000  $  16,678,633  $  17,763,633
               ==========================================

Total rental expense was approximately $1,654,735 in 1999, $1,455,500 in 1998 and $975,300 in 1997 and included contingent rent of approximately $207,000 in 1999, $178,700 in 1998 and $30,700 in 1997. Rental expense for the related party leases was approximately $407,900 in 1999, $436,200 in 1998 and $282,000 in
1997.

7.  Redeemable Class A Member Units and Bank Line of Credit

As of December 31, 1998, Tumbleweed had a $7,500,000 line of credit with a bank for borrowing at the bank's prime rate plus 1/4%. Under a related assumption agreement, the Class A Members directly assumed the total liability on a pro rata basis until December 31, 1998 at which time Tumbleweed assumed the total liability of $6,990,348. Prior to Tumbleweed assuming this line of credit, the amounts borrowed under the line of credit were, in the first instance, obligations of the Class A Members and, accordingly, were accounted for as redeemable members' equity, and any interest and other related costs on the debt funded by Tumbleweed were accounted for as distributions to the Class A Members.

The $6,990,348 borrowed under the line of credit as of December 31, 1998 was repaid on January 5, 1999 out of the gross proceeds of $7,766,300 from the IPO (see Note 1). If an IPO had not occurred, any Class A Member had the right to sell to Tumbleweed their interest in Tumbleweed at any time after the fifth anniversary of the date that a Class A Member was admitted to Tumbleweed (generally 2000). The selling price was to be the sum of cash contributed by the Class A Member and an amount equal to an annual 30% internal rate of return on the Class A Member's cash contributions and pro rata assumed principal portion of the line of credit, taking into account all prior distributions to such Class A Member. The total Class A Members' interests which would have been required to be purchased by Tumbleweed in any one year was limited and would have been payable in equal installments over a five-year term, with interest. Redeemable members' equity in the accompanying consolidated balance sheet for the year ended December 31, 1998 includes the accretion of the annual 30% internal rate of return.

Through December 31, 1998, capital contributions by the Class A Members were limited to their initial cash contributions in 1995 which amounted to $7,034,375 and borrowings under the line of credit assumed by the Class A Members.

8.   Income Taxes

The components of the provision for income taxes for the year ended December 31, 1999 related to income before cumulative effect of a change in accounting principle consists of the following:

              Current - federal                                $     798,303
              Current - state                                         55,345
              Deferred                                               326,011
              Deferred taxes resulting from
                 a change in tax status                              639,623
                                                                ------------
                                                               $   1,819,282
                                                                ============

The provision for income taxes for the year ended December 31, 1999 on income before income taxes and cumulative effect of a change in accounting principle differs from the amount computed by applying the statutory federal income tax rate due to the following:

              U.S. federal income taxes at 34%                 $   1,145,956
              State income taxes, net of federal tax benefit          81,405
              FICA tax credit                                       (113,217)
              Deferred taxes resulting from change
               in tax status                                         639,623
              Other items                                             65,515
                                                                 -----------
              Effective income taxes                           $   1,819,282
                                                                 ===========

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 are as follows:


              Deferred tax assets:
                Book over tax amortization                     $      45,767
                Unearned revenue                                     200,429
                                                                 -----------
                  Total deferred tax assets                          246,196

              Deferred tax liabilities:
                Deferred expenses                                   (424,632)
                Tax over book depreciation                          (598,318)
                                                                 -----------
                  Total deferred tax liabilities                  (1,022,950)
                                                                 -----------
Net deferred tax liability                                      $    776,754
                                                                 ===========

Income tax payments amounted to approximately $800,000 in 1999.

9.   Related Party Transactions

On April 1, 1999, the Company purchased the land and building, including improvements, of the Springdale, Ohio restaurant from Keller, LLC (a limited liability company in which a director of the Company owns a substantial interest), the lessor of the property, for $1,625,000. The purchase was made for an amount substantially equal to the costs originally expended by Keller, LLC in the purchase of the land and construction of the improvements, which approximated the fair market value as determined by an independent appraisal. At the time of purchase, the Company entered into a modification agreement with a local bank to increase a line of credit and to place a mortgage on the land and building to secure the increased line of credit. At the time of the purchase, the Company's capital lease obligation to Keller, LLC was terminated. Prior to the purchase, the Company leased the Springdale, Ohio restaurant from Keller, LLC and during 1999 the Company paid rent totaling $46,700 to Keller, LLC.

On July 1, 1999, the Company purchased the land and building, including improvements, of the Bowling Green, Kentucky restaurant from Douglass Ventures (a Kentucky general partnership and stockholder of the Company in which a director of the Company is a general partner) and an unrelated third party, the co-lessors of the property, for $884,640. The purchase price was calculated in accordance with the lease agreement which approximated the fair market value as determined by an independent appraisal. At the time of the purchase, the Company's lease obligation was terminated. The purchase price was funded by cash reserves and funds drawn on the Company's line of credit. Prior to the purchase, the Company leased the Bowling Green, Kentucky restaurant from Douglass Ventures and during 1999 the Company paid rent totaling $26,000 to Douglass Ventures.

In February 1997, Tumbleweed acquired a 9.5% common member interest in T.M. Riders, LLC ("TM Riders") for a nominal amount. TM Riders operated limited service food court restaurants in shopping malls in the Louisville, Lexington and Cincinnati metropolitan areas and delivery units featuring takeout and home delivery of Mexican, Tex- Mex and grilled foods. In September 1998, the Company relinquished its interest in TM Riders. In 1999, TM Riders ceased operations, closed its delivery locations and sold its interests in the Tumbleweed food court operations to TW- Indiana, LLC, an existing franchisee of the Company in which a director of the Company is a member.

In February 1997, Tumbleweed invested a nominal amount in TW-Tennessee, LLC (TW-Tennessee), a newly formed Tennessee limited liability company, in exchange for a 9.5% common member interest. On September 30, 1998, Tumbleweed sold its interest in TW-Tennessee to certain members of TW-Tennessee for $25,000.
TW-Tennessee was organized to open and operate Tumbleweed full service restaurants as a franchisee of Tumbleweed.

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. As of December 31, 1999, the Company has guaranteed certain TW-Tennessee obligations as follows: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank totaling $831,500 jointly and severally with TW-Tennessee common members. During 1999, the landlord under the lease financing agreement declared TW-Tennessee to be in default, and accelerated the rent obligations under the leases. Negotiations are continuing between the landlord and the principals of TW-Tennessee regarding the restructuring of the lease obligations, and management of the Company believes that TW-Tennessee's default under the leases will not ultimately have a material adverse impact on the Company's financial position, results of operations or cash flows.

TW-Tennessee is governed and managed by a board, some members of which are also directors of the Company and investors in the Company. Certain of these individuals are also investors in TW-Tennessee.

Franchise fees and royalties recorded by the Company in relation to TM Riders and TW-Tennessee were $160,800, $225,600 and $79,000 in 1999, 1998 and 1997, respectively. The Company also provides management and accounting services for these entities for which fees are charged. Such management and accounting fees recorded in other revenues related to these entities totaled approximately $40,500, $104,000 and $57,600 in 1999, 1998 and 1997, respectively.

In August 1997, Tumbleweed, LLC entered into the International Agreement with Tumbleweed International LLC (International), a restaurant developer based in Brussels, Belgium. The International Agreement grants certain licensing and franchising rights to International for the development of Tumbleweed restaurants outside of the Western Hemisphere. International is a limited liability company owned by three corporations which are controlled by certain stockholders of the Company. In 1999, 1998 and 1997, International paid $18,700, $7,500 and $15,750, respectively, in fees to the Company under the International Agreement.

Two common stockholders, one of which is also a director of the Company, are members in TW-Indiana, LLC, which in April 1998 acquired the franchise rights to five full-service Tumbleweed restaurants in Indiana and Kentucky from a third party. Franchise royalties recorded by the Company in relation to this entity were $311,000 and $242,500 in 1999 and 1998, respectively.

In September 1998, Tumbleweed entered into an agreement to purchase the land and building, including improvements, located in Columbus, Ohio from West Broad Development LLC (a limited liability company in which a director and certain other stockholders of the Company own a substantial interest), the lessor of the property, under a capital lease obligation. The purchase price of $1,250,000 was at fair market value as determined by an independent appraisal. Tumbleweed, at the time of purchase, entered into an agreement with a bank modifying an existing promissory note on the land and building by increasing the principal amount to $1,000,000.

During 1999, the Company entered into management agreements with three companies who own Tumbleweed franchise restaurants with respect to three restaurant locations. The management agreements require the franchisees to pay certain fees to the Company in exchange for the Company providing operations management and accounting services to the franchisees. Certain directors and officers of the Company own substantial interests in these limited liability companies. Franchise fees and royalties and management and accounting fees recorded by the Company in 1999 in relation to these entities were $90,000 and $13,000, respectively.

10.  Stock Incentive Plan

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

The Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"). The Committee is comprised of three independent directors, who are not current employees of the Company and who do not receive any remuneration from the Company in any capacity other than as a director. The Committee is authorized, among other things, to determine employees to whom grants of awards will be made and take such action as it deems necessary or advisable for the administration of the Plan.

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

At December 31, 1999, cumulative total options to purchase 565,441 shares of the Company's common stock had been granted to employees and directors of the Company at prices ranging from $5.50 to $10.00 per share which expire at various dates during 2009 with a contractual life of 10 years. Initial grants of options were made at a price equal to the initial public offering price of $10.00 per share . The exercise price of subsequent grants were equal to the market price at the time of the grant. There were no options issued or outstanding at December 31, 1998.

Stock options granted under the Plan will be exercisable for a term of not more than ten years, as determined by the Committee. The option grants are exercisable for 33% of the number of shares subject to the option on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of grant.

Activity in the Plan during 1999 was:

                                                               Weighted
                                                               Average
                                                Shares      Exercise Price
                                                ------      --------------
      Granted                                  565,441        $   9.38
      Exercised                                      -               -
      Forfeited                                (32,775)          10.00
                                               -------
      Outstanding at December 31, 1999         532,666            9.34
                                               =======

The Company accounts for the Plan in accordance with APB 25, "Accounting for Stock Issued to Employees," as permitted by FAS 123, "Accounting and Disclosure of Stock-Based Compensation." The Company has not recognized compensation expense for stock options granted because the exercise price of the options equals the fair value of the underlying stock on the date of grant, which is the measurement date. If the alternative method of accounting for stock incentive plans prescribed by FAS 123 had been followed, the Company's net income and earnings per share for 1999 would have been reduced to the pro forma amounts shown in the following table. For purposes of these pro forma disclosures, the estimated fair value of the options is recognized as compensation expense over the options' vesting period. The weighted average fair value of options granted was determined using the Black-Scholes option pricing model with the indicated assumptions.


                                                                 1999
                                                                 ----
   Net income as reported                                    $ 1,210,140
   Pro forma net income                                          619,803
   Pro forma basic and diluted earnings per common share            0.11

The following assumptions were used: (1) risk-free interest rate of 6.50 %; (2) dividend yield of 0%; (3) expected life of 6.5 years; and (4) volatility of
 .655%. Results may vary depending on the assumptions applied within the model. The weighted average fair value per share of options granted was $6.31.

11.   Earnings  per Share

The following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128, "Earnings per Share."


                                                         1999          1998           1997
                                                     -----------------------------------------
Numerator:
   Income before cumulative effect of a
    change in accounting principle                  $   1,551,175
   Cumulative effect of a change in accounting
     principle, net of tax                               (341,035)
                                                     ------------
   Net income                                       $   1,210,140
                                                     ============
Pro forma income data (unaudited):
   Pro forma income before cumulative effect
    of a change in accounting principle             $   2,190,798  $  1,269,717   $  1,114,015
   Cumulative effect of a change in accounting
    principle, net of tax                                (341,035)       -              -
                                                     -----------------------------------------
   Pro forma net income                             $   1,849,763  $  1,269,717   $  1,114,015
                                                     =========================================
Denominator (1):
   Weighted average shares outstanding                  5,881,630     5,105,000      5,105,000
   Effect of dilutive securities:
     Director and employee stock options                      565        -              -
                                                     -----------------------------------------
   Denominator for diluted earnings per
     share - adjusted weighted
     average and assumed conversions                    5,882,195     5,105,000      5,105,000
                                                     =========================================

(1) Actual and pro forma for 1999 and pr forma for 1998 and 1997.


12.   Segment Information

The  Company  has  three  reportable  segments:   restaurants,   commissary  and
corporate. The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from the sale of food products to the general public. The commissary segment derives its revenues from the sale of food products to Company-owned and franchised restaurants. The corporate segment derives revenues from sales of franchise rights, franchise royalties and related services used in restaurant operations, and contains the selling, general and administrative activities of the Company.

Generally, the Company evaluates performance and allocates resources based on pre-tax income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for the years ended December 31 is as follows:

1999:

                                             Restaurant        Commissary        Corporate         Totals
                                            -------------    --------------    -------------   --------------
Revenues from external customers            $  48,578,123  $      1,168,836  $     1,597,928  $    51,344,887
Intersegment revenues                             -               2,727,283          -              2,727,283
General and administrative expenses               -                -               3,728,329        3,728,329
Advertising expenses                              -                -               1,253,392        1,253,392
Depreciation and amortization                   1,450,288           118,752          235,717        1,804,757
Net interest expense                                    -           172,900          956,006        1,128,906
Income before income taxes
   and cumulative effect of a change
   in accounting principle                      7,338,467            93,911       (4,061,921)       3,370,457
Fixed assets                                   28,160,697         1,147,975          838,887       30,147,559
Expenditures for long-lived assets              6,312,460           237,175          365,909        6,915,544


1998:

                                             Restaurant        Commissary        Corporate         Totals
                                            -------------    --------------    -------------   --------------

Revenues from external customers           $   40,490,933  $      1,041,266  $     1,275,445  $    42,807,644
Intersegment revenues                                   -         2,429,620                -        2,429,620
General and administrative expenses                     -                 -        3,098,228        3,098,228
Advertising expenses                                    -                 -        1,052,075        1,052,075
Depreciation and amortization                   1,107,301           116,446          218,264        1,442,011
Net interest expense                                    -           161,700          708,012          869,712
Income before income taxes                      5,853,334           173,361       (4,073,285)       1,953,410
Fixed assets                                   23,341,248         1,004,373          575,176       24,920,797
Expenditures for long-lived assets              6,733,972            26,388          123,461        6,883,821

1997:

                                             Restaurant        Commissary        Corporate         Totals
                                            -------------    --------------    -------------   --------------
Revenues from external customers           $   27,891,128  $      1,007,011  $       928,110  $    29,826,249
Intersegment revenues                             -               2,349,693          -              2,349,693
General and administrative expenses               -                -               2,420,319        2,420,319
Advertising expenses                              -                -                 631,421          631,421
Depreciation and amortization                     683,266           108,004          180,593          971,863
Net interest expense                                    -            85,957          342,641          428,598
Income before income taxes                      4,351,013           203,458       (2,840,560)       1,713,911
Fixed assets                                   17,851,495         1,069,434          409,203       19,330,132
Expenditures for long-lived assets              4,847,429           126,493           98,696        5,072,618

13.   Subsequent Event

On January 14, 2000, the Board of Directors approved the repurchase from time to time of up to $500,000 of the Company's Common Stock. Purchases may be made in the open market as well as by private transaction at times and prices considered appropriate by the Company, subject to applicable rules and regulations. The purchases will be funded by cash reserves. Subsequently, the Company has repurchased 17,700 shares at a total cost of $101,851.

14.   Selected Quarterly Data

The following is a summary of certain unaudited quarterly results of operations for the years ended December 31, 1999 and 1998.

1999:

                                                  First         Second         Third          Fourth
                                                 Quarter        Quarter       Quarter        Quarter         Total
                                                 -------        -------       -------        -------         -----

Total revenues                               $   11,959,369 $   13,269,554 $  13,525,876  $  12,590,088  $  51,344,887
Income from operations                              865,307      1,320,625     1,309,703      1,003,728      4,499,363
Income (loss) before cumulative effect of a
   change in accounting principle                 (237,296)        678,888       660,533        449,050      1,551,175
Net income (loss)                                 (578,331)        678,888       660,533        449,050      1,210,140
Basic and diluted earnings per share:
   Income before cumulative effect of a
     change in accounting principle                  (0.04)           0.12          0.11           0.08           0.27
   Net income                                        (0.10)           0.12          0.11           0.08           0.21
Pro forma income before cumulative
   effect of a change in accounting
   principle                                        402,327        678,888       660,533        449,050      2,190,798
Pro forma net income                                  61,292       678,888       660,533        449,050      1,849,763
Pro forma basic and diluted earnings
   per share:
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                         0.07           0.12          0.11           0.08           0.37
   Pro forma net income                                0.01           0.12          0.11           0.08           0.31

1998:

                                                  First         Second         Third          Fourth
                                                 Quarter        Quarter       Quarter        Quarter         Total

Total revenues                               $    8,907,876 $   10,777,335 $  11,105,504  $  12,016,929  $  42,807,644
Income from operations                              484,009        828,660       839,197        671,256      2,823,122
Income before cumulative effect of a
   change in accounting principle                   342,147        591,293       613,050        406,920      1,953,410
Net income                                          342,147        591,293       613,050        406,920      1,953,410
Pro forma income before cumulative
   effect of a change in accounting
   principle                                        222,396        384,340       398,482        264,499      1,269,717
Pro forma net income                                222,396        384,340       398,482        264,499      1,269,717
Pro forma basic and diluted earnings per share:
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                         0.04           0.08          0.08           0.05           0.25
   Pro forma net income                                0.04           0.08          0.08           0.05           0.25

15.  Contingencies

See Note 9, Related Party Transactions, regarding certain guarantees the Company has made in connection with TW- Tennessee.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL

None.

                                    PART III


ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

The Proxy Statement issued in connection with the shareholders meeting to be held on May 11, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6b, contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in
Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement issued in connection with the shareholders meeting to be held on May 11, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement issued in connection with the shareholders meeting to be held on May 11, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under caption "Beneficial Ownership Of Common Stock"and 'Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement issued in connection with the shareholders meeting to be held on May 11, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b) contains under the caption "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.(See Proxy Statement for detail information.)

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) (1)     Financial Statements: See Item 8.

   (2)     Financial Statement Schedules: Not Applicable

   (3)     Listing of Exhibits:

   EXHIBIT
   NUMBER    DESCRIPTION OF DOCUMENT
   ------    -----------------------
   2.1       Agreement and Plan of Merger, dated as of June 23, 1998, between
             Tumbleweed, LLC and Registrant**

   3.1       Certificate of Incorporation of Tumbleweed, Inc., as amended**

   3.2       Bylaws of Registrant*

   10.1      Master  International  License  Agreement,  dated
             August 29, 1997, between Tumbleweed International
             LLC and Tumbleweed, LLC*

   10.2      Employment Agreement between John A. Butorac, Jr.and
             Tumbleweed,Inc.*

   10.3      Employment Agreement between James M. Mulrooney and
             Tumbleweed, Inc.*

   10.4      Sublease  Agreement,   dated  February  5,  1997,
             between  TW-Dixie Bash, LLC and  Tumbleweed,  LLC
             (for Bardstown Road restaurant)*

   10.5 Sublease Agreement, dated February 5, 1997, between TW-Dixie Bash, LLC and Tumbleweed, LLC (for Valley Station restaurant)*

   10.6 Commitment Letter, dated June 12, 1997, between CNL Fund Advisors, Inc. and TW Tennessee, LLC*

   10.7      Tumbleweed, Inc. 1998 Stock Option and Incentive Compensation Plan*

   10.8      Form of Standard Franchise Agreement for Tumbleweed, LLC*

   10.9      Articles of Incorporation of Tumbleweed Marketing Fund, Inc.*

   10.10     By-laws of Tumbleweed Marketing Fund, Inc.*

   10.11     Bonus Compensation Plan for Senior Executives*

   10.12 Revolving Line of Credit Note, dated April 21, 1999, between Tumbleweed, Inc. and National City Bank of Kentucky and related Loan Agreement***

   27        Financial Data Schedule

   99        Registration Rights Agreement between Tumbleweed, Inc. and
             Tumbleweed, LLC*

 -----------------

   * Incorporated by reference to exhibits of the same number filed with the Commission on September 29, 1998, in Form S-1 Registration
             No. 333-57931.

   ** Incorporated by reference to exhibits of the same number filed with the Commission in Form 8-A filed by Tumbleweed, Inc. on February 25, 1999.

   *** Incorporated by reference to exhibits of the same number filed with the Commission on May 12, 1999 in Form 10-A, File No. 333-57931.

   (b)       During the quarter ended  December 31, 1999,  the
             Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky.


                                         TUMBLEWEED, INC.


                                          /s/  John A. Butorac, Jr.
                                          -------------------------
                                     By:  John A. Butorac, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and on the dates indicated.

                                     Title                            Date
                                     -----                            ----


/s/ John A. Butorac, Jr.
     John A. Butorac, Jr.   President and Chief Executive        March 14, 2000
                              Officer and Director


/s/ James M. Mulrooney
     James M. Mulrooney     Chief Financial Officer, Treasurer,  March 14, 2000
                              and Executive Vice President and
                              Director(Principal Accounting
                              Officer)

/s/ David M. Roth
    David M. Roth           Director                             March 14, 2000


/s/ Minx Auerbach
     Minx Auerbach          Director                             March 14, 2000


/s/ Lewis Bass
     Lewis Bass             Director                             March 14, 2000


/s/ W. Roger Drury
     W. Roger Drury         Director                             March 14, 2000


/s/ George R. Keller
     George R. Keller       Director                             March 14, 2000


/s/ Terrance A. Smith
     Terrance A. Smith      Director                             March 14, 2000