Form 10-Q
period 2000-03-31
TUMBLEWEED INC
filed 2000-05-04
CIK 1064535

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                  -------------

                        Commission file number 333-57931

                                TUMBLEWEED, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      61-1327945

(State or other jurisdiction of            ( I.R.S. Employer Identification No.)
 incorporation or organization)


                1900 Mellwood Avenue, Louisville, Kentucky 40206

                    (Address of principal executive offices)

                                 (502) 893-0323

               (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

The number of shares of common stock, par value of $.01 per share, outstanding on May 2, 2000 was 5,844,230.

Exhibit Index: Page 16

                                TUMBLEWEED, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                           PAGE
  Item 1.     Financial Statements (Unaudited)

   a)    Consolidated Statements of Operations for the three months          3
         ended March 31, 2000 and 1999
   b)    Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999                                                   4
   c)    Consolidated Statements of Cash Flows for three months ended
         March 31, 2000 and 1999                                             5
   d)    Consolidated Notes to Financial Statements                          6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 11

  Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk                                                   15

PART II.    OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                              16

Signature                                                                   17

                                Tumbleweed, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                             Three Months Ended

                                                                                  March 31
                                                                           2000            1999
                                                                       ------------    ------------
Revenues:
   Restaurant sales                                                    $ 12,821,270    $ 11,332,318
   Commissary sales                                                         422,606         286,237
   Franchise fees and royalties                                             228,967         251,169
   Other revenues                                                           159,525          89,645
                                                                       ------------    ------------
Total revenues                                                           13,632,368      11,959,369
Operating expenses:
   Restaurant cost of sales                                               3,671,644       3,263,400
   Commissary cost of sales                                                 375,103         260,254
   Operating expenses                                                     6,745,055       5,832,410
   Selling, general and administrative expenses                           1,276,007       1,184,728
   Preopening expenses                                                       86,064         134,805
   Depreciation and amortization                                            518,020         418,465
                                                                       ------------    ------------
Total operating expenses                                                 12,671,893      11,094,062
                                                                       ------------    ------------
Income from operations                                                      960,475         865,307
Other income (expense):
   Interest income                                                            4,272          17,023
   Interest expense                                                        (321,470)       (263,365)
                                                                       ------------    ------------
Total other expense                                                        (317,198)       (246,342)
                                                                       ------------    ------------
Income before income taxes and cumulative effect of a
   change in accounting principle                                           643,277         618,965
Provision for income taxes:
   Current and deferred                                                    (225,147)       (216,638)
   Deferred taxes related to change in tax status                                --        (639,623)
                                                                       ------------    ------------
Total provision for income taxes                                           (225,147)       (856,261)
                                                                       ------------    ------------
Income (loss) before cumulative effect of a change
   in accounting principle                                                  418,130        (237,296)
Cumulative effect of a change in accounting principle, net
   of tax                                                                        --        (341,035)
                                                                       ------------    ------------
Net income (loss)                                                      $    418,130    $   (578,331)
                                                                       ============    ============
Basic and diluted earnings per share:
   Income (loss) before cumulative effect of a change in accounting
   principle                                                           $       0.07    $      (0.04)
   Cumulative effect of a change in accounting principle, net of tax             --           (0.06)
                                                                       ------------    ------------
   Net income (loss)                                                   $       0.07    $      (0.10)
                                                                       ============    ============
Pro forma income data :
   Income before income taxes and cumulative effect of a
     change in accounting principle as reported                                        $    618,965
   Pro forma income taxes                                                                  (216,638)
                                                                                       ------------
   Pro forma income before cumulative effect of a change
     in accounting principle                                                                402,327
   Cumulative effect of a change in accounting principle,
     net of tax                                                                            (341,035)
                                                                                       ------------
   Pro forma net income                                                                $     61,292
                                                                                       ============
Pro forma basic and diluted earnings per share:
   Pro forma income before cumulative effect of a change
     in accounting principle                                                           $       0.07
   Cumulative effect of a change in accounting principle,
     net of tax                                                                               (0.06)
                                                                                       ------------
   Pro forma net income                                                                $       0.01
                                                                                       ============

See accompanying notes.
                                       3

                                Tumbleweed, Inc.

                           Consolidated Balance Sheets


                                                                         March 31      December 31
                                                                          2000            1999
                                                                       (Unaudited)
                                                                       ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                           $    456,425    $    640,189
   Accounts receivable                                                      825,909         606,283
   Inventories                                                            1,674,282       1,597,794
   Prepaid expenses                                                         407,381         389,271
                                                                       ------------    ------------
Total current assets                                                      3,363,997       3,233,537
Property and equipment, net                                              30,559,997      30,147,559
Goodwill, net of accumulated amortization of
   $579,396 in 2000 and $551,478 in 1999                                  2,709,347       2,737,265
Other assets                                                                511,447         460,817
                                                                       ------------    ------------
Total assets                                                           $ 37,144,788    $ 36,579,178
                                                                       ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $  1,596,094    $  1,102,024
   Accrued liabilities                                                    1,739,134       1,832,736
   Deferred income taxes                                                    382,552         286,885
   Current maturities on long-term
     debt and capital leases                                              1,028,443       1,028,443
                                                                       ------------    ------------
Total current liabilities                                                 4,746,223       4,250,088

Long-term liabilities:
   Long-term debt, less current maturities                               11,189,576      11,347,047
   Capital lease obligations, less current maturities                     2,647,086       2,769,339
   Deferred income taxes                                                    540,629         489,869
   Other liabilities                                                        190,000         160,000
                                                                       ------------    ------------
Total long-term liabilities                                              14,567,291      14,766,255
                                                                       ------------    ------------
Total liabilities                                                        19,313,514      19,016,343

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                            -                 -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued
     at March 31, 2000 and December 31, 1999                                 58,818          58,818
   Paid-in capital                                                       16,294,006      16,294,006
   Treasury stock, 24,700 shares at March 31, 2000                         (149,691)              -
   Retained earnings                                                       ,628,141       1,210,011
                                                                       ------------    ------------
     Total stockholders' equity                                          17,831,274      17,562,835
                                                                       ------------    ------------
Total liabilities and stockholders' equity                             $ 37,144,788    $ 36,579,178
                                                                       ============    ============

See accompanying notes.

                                Tumbleweed, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                    Three Months Ended
                                                                          March 31

                                                                   2000               1999
                                                               ------------     ------------

Operating activities:
   Net income (loss)                                          $   418,130    $  (578,331)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
        Depreciation and amortization                             518,020        418,463
        Deferred income taxes                                     146,427        563,976
        Loss on disposition of property and equipment               2,474          1,114
        Changes in operating assets and liabilities:
          Accounts receivable                                    (219,626)        (2,729)
          Inventories                                             (76,488)        (3,233)
          Deferred preopening expenses                                 --        524,669
          Prepaid expenses                                        (19,581)       (60,812)
          Other assets                                            (54,212)       (23,838)
          Accounts payable                                        494,070       (270,970)
          Accrued liabilities                                     (93,602)        (1,917)
          Other liabilities                                        30,000         11,750
                                                              -----------    -----------
Net cash provided by operating activities                       1,145,612        578,142

Investing activities:
   Purchases of property and equipment                           (899,961)    (1,520,927)
                                                              -----------    -----------
Net cash used in investing activities                            (899,961)    (1,520,927)

Financing activities:
   Proceeds from common stock offering                                 --      7,765,347
   Proceeds from issuance of long-term debt                       404,000      3,529,914
   Payments on long-term debt and capital lease obligations      (683,724)    (4,145,921)
   Payment on short-term borrowings                                    --     (6,990,348)
   Purchase of treasury stock                                    (149,691)            --
   Payment of public offering costs                                    --       (403,150)
                                                              -----------    -----------
Net cash used in by financing activities                         (429,415)      (244,158)
                                                              -----------    -----------

Net decrease in cash and cash equivalents                        (183,764)    (1,186,943)

Cash and cash equivalents at beginning of period                  640,189      1,898,973
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   456,425    $   712,030
                                                              ===========    ===========

Supplemental cash flow information:

   Cash paid for interest, net of amount capitalized          $   314,688    $   260,502
                                                              ===========    ===========
   Cash paid for income taxes                                 $    45,260    $        --
                                                              ===========    ===========


See accompanying notes.

                                TUMBLEWEED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 2000

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

RESTAURANT FACILITIES

As of March 31, 2000, the Company owns and operates 29 restaurants in Kentucky, Indiana and Ohio and franchises an additional 18 restaurants in Kentucky, Indiana, Illinois, Tennessee and Wisconsin. The Company also licenses seven restaurants in Germany, Jordan, Saudi Arabia, Egypt and England.

INTERIM FINANCIAL REPORTING

The accompanying consolidated financial statements have been prepared by the Company without audit, with the exception of the December 31, 1999 consolidated balance sheet which was derived from the audited consolidated financial statements included in the Company's Form 10-K. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These consolidated financial statements, note disclosures and other information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

PRO FORMA FINANCIAL INFORMATION

Pursuant to the rules and regulations of the Securities and Exchange Commission, the pro forma net income in the accompanying pro forma income data for the three months ended March 31, 1999 reflects a pro forma adjustment to income before income taxes and cumulative effect of a change in accounting principle for federal and state income taxes as if the Company had been a regular corporate taxpayer since its inception. Pro forma income taxes for 1999 excludes the deferred tax effects of Tumbleweed changing from a limited liability company (which is taxed as a partnership) to a regular corporate taxable status on January 1, 1999. Pro forma income taxes for 1999 are at an estimated effective rate of 35%.

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

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:


                                               March 31    December 31
                                                 2000         1999
                                              ----------   ----------

          Accrued payroll and related taxes   $  812,546   $  611,566
          Accrued insurance and fees             141,260      251,923
          Accrued taxes, other than payroll      503,662      423,954
          Gift certificate liability             168,187      396,747
          Other                                  113,479      148,546
                                              ----------   ----------
                                              $1,739,134   $1,832,736
                                              ==========   ==========

4.   LONG-TERM DEBT

Long-term debt consists of:


                                                       March 31      December 31
                                                         2000           1999
                                                     -----------    ------------
Secured $6,500,000  mortgage  revolving
  line of credit note, bearing interest at prime
  rate plus .25% (9.25% at March 31, 2000), due
  December 31, 2003                                  $ 5,207,148   $ 5,242,148

Secured mortgage note payable, bearing interest
  at commercial paper rate plus 2.65% (8.73% at
  March 31, 2000), due February 17, 2006               2,643,925     2,691,433

Secured mortgage note payable,  bearing interest
  at prime rate plus 1% (10.0% at March 31, 2000),
  payable in monthly installments through
  October 1, 2017                                      1,055,789     1,061,614

Secured mortgage note payable, bearing interest at
  8.75%, payable in monthly installments through
  February 15, 2008                                      948,890       957,992

Secured mortgage note payable, bearing interest at
  prime rate (9.0% at March 31, 2000), payable
  in monthly installments through March 1, 2006          653,688       658,071

Secured mortgage note payable, bearing interest at
  prime rate plus 1.25% (10.25% at March 31, 2000),
  payable in monthly installments through
  November 27, 2016                                      625,000       634,375

Other installment notes payable                          578,321       624,599
                                                     -----------   -----------
                                                      11,712,761    11,870,232
Less current maturities                                  523,185       523,185
                                                     -----------   -----------
Long-term debt                                       $11,189,576   $11,347,047
                                                     ===========   ===========



Property and equipment with a net book value of approximately $20,700,000 at March 31, 2000 collateralize the Company's long-term debt.

5.   COMMITMENTS

At March 31, 2000, the Company had commitments of approximately $950,000 for the completion of the construction of three restaurants. The commitments will be funded by cash reserves, proceeds from the $6,500,000 mortgage revolving line of credit and landlord financing.

6.  EARNINGS PER SHARE

The following is a reconciliation of the Company's basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 in accordance with FAS 128, "Earnings per Share."

                                                       2000           1999
                                                   -----------    -----------
  Numerator:
     Income (loss) before cumulative effect of
       a change in accounting principle            $   418,130    $  (237,296)
     Cumulative effect of a change in accounting
       principle, net of tax                                --       (341,035)
                                                   -----------    -----------
     Net income (loss)                             $   418,130    $  (578,331)
                                                   ===========    ===========
     Pro forma income data :
       Pro forma income before cumulative effect
       of a change in accounting principle                        $   402,327
     Cumulative effect of a change in accounting
       principle, net of tax                                         (341,035)
                                                                  -----------
       Pro forma net income                                       $    61,292
                                                                  ===========
  Denominator :
     Weighted average shares
       outstanding                                   5,874,634      5,881,630
     Effect of dilutive securities:
       Director and employee stock options               4,766             --
                                                   -----------    -----------
     Denominator for diluted earnings per
       share - adjusted weighted
       average and assumed conversions               5,879,400      5,881,630
                                                   ===========    ===========



7.   SEGMENT INFORMATION

The  Company  has  three  reportable  segments:   restaurants,   commissary  and
corporate. The restaurant segment consists of the operations of all company-owned restaurants and derives its revenues from the sale of food products to the general public. The commissary segment derives its revenues from the sale of food products to company- owned and franchised restaurants. The corporate segment derives revenues from sale of franchise rights, franchise royalties and related services used in restaurant operations, and contains the selling, general and administrative activities of the Company.

Generally, the Company evaluates performance and allocates resources based on pre-tax income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

Segment information for the three months ended March 31 is as follows:

2000:

                                              Restaurant    Commissary     Corporate        Totals
                                              -----------   -----------   -----------    -----------

Revenues from external
   customers                                  $12,821,270   $   422,606   $   388,492    $13,632,368
Intersegment revenues                                  --       633,909            --        633,909
General and
   administrative expenses                             --            --     1,014,478      1,014,478
Advertising expenses                                   --            --       261,529        261,529
Depreciation and
   amortization                                   408,421        29,688        79,911        518,020
Net interest expense                                   --        44,025       273,173        317,198
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                         1,743,541        18,000    (1,118,264)       643,277

1999:
                                              Restaurant    Commissary     Corporate        Totals
                                              -----------   -----------   -----------    -----------
Revenues from external
   customers                                  $11,332,318   $   286,237   $   340,814    $11,959,369
Intersegment revenues                                  --       667,885            --        667,885
General and
   administrative expenses                             --            --       889,766        899,766
Advertising expenses                                   --            --       284,962        284,962
Depreciation and
   amortization                                   332,639        29,688        56,138        418,465
Net interest expense                                   --        41,825       204,517        246,342
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                         1,736,628        15,098    (1,132,761)       618,965


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

Income taxes on the Company's income for the three months ended March 31, 2000 and 1999 have been provided for at an estimated effective tax rate of 35%.

9.  TREASURY STOCK

On January 14, 2000, the Board of Directors approved the repurchase from time to time of up to $500,000 of the Company's Common Stock. Purchases may be made in the open market as well as by private transaction at times and prices considered appropriate by the Company, subject to applicable rules and regulations. The purchases will be funded by cash reserves. Through March 31, 2000, the Company has repurchased 24,700 shares at a total cost of $149,691.

10.  CONTINGENCIES

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW-Tennessee, LLC, a franchisee, (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. As of March 31, 2000, the Company has guaranteed certain TW-Tennessee obligations as follows: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank totaling approximately $793,000 jointly and severally with TW-Tennessee common members. During 1999, the landlord under the lease financing agreement declared TW-Tennessee to be in default, and accelerated the rent obligations under the leases. Negotiations are continuing between the landlord and the principals of TW-Tennessee regarding the restructuring of the lease obligations, and management of the Company believes the TW-Tennessee's default under the leases will not ultimately have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

Of the 54 Tumbleweed restaurants as of March 31, 2000, we owned and operated 29 restaurants in Kentucky, Indiana and Ohio, franchised 18 restaurants in Indiana, Illinois, Kentucky, Tennessee and Wisconsin, and licensed seven restaurants in Germany, Jordan, Saudi Arabia, Egypt and England. Subsequent to March 31, 2000, four franchised restaurants located in Wisconsin, West Virginia and Michigan were opened.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table, on the next page, sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.

                                                        Three Months Ended
                                                              March 31

                                                         2000         1999
                                                         -----        -----
  Revenues:
    Restaurant sales                                      94.1 %       94.8 %
    Commissary sales                                       3.1          2.4
    Franchise fees and royalties                           1.7          2.1
    Other revenues                                         1.1          0.7
                                                         -----        -----
      Total revenues                                     100.0        100.0
  Operating expenses:
    Restaurant cost of sales (1)                          28.6         28.8
    Commissary cost of sales (2)                          88.8         90.9
    Operating expenses (1)                                52.6         51.5
    Selling, general and administrative
    expenses                                               9.4          9.9
    Preopening expenses                                    0.6          1.1
    Depreciation and amortization                          3.8          3.5
                                                         -----        -----
      Total operating expenses                            93.0         92.8
                                                         -----        -----
      Income from operations                               7.0          7.2
  Interest expense, net                                   (2.3)        (2.0)
                                                         -----        -----
  Income before income taxes and
    cumulative effect of a change in
    accounting principle                                   4.7          5.2
  Provision for income taxes:
    Current and deferred                                  (1.6)        (1.8)
    Deferred taxes related to change in
    tax status                                            --           (5.4)
                                                         -----        -----
  Total provision  for income taxes                       (1.6)        (7.2)
                                                         -----        -----
   Income (loss) before cumulative effect
     of a change in accounting principle                   3.1         (2.0)
   Cumulative effect of a change in
     accounting principle, net of tax                     --           (2.8)
                                                         -----        -----
   Net income (loss)                                       3.1 %       (4.8)%
                                                         =====        =====
Pro forma income data:
   Income before income taxes and
   cumulative effect of a change in
   accounting principle as reported                                     5.2 %
Pro forma income taxes (3)                                             (1.8)
                                                                      -----
Pro forma income before cumulative
   effect of a change in accounting principle                           3.4
Cumulative effect of a change in
   accounting principle, net of tax                                    (2.8)
                                                                      -----
Pro forma net income                                                    0.6 %
                                                                      =====
(1)   As percentage of restaurant sales.
(2)   As percentage of commissary sales.
(3)    The  pro  forma  income  taxes   reflect  the  effect  of  the  corporate
       reorganization on the historical net income assuming the Company was taxed as a C corporation for income tax purposes since its inception with an assumed combined federal and state effective tax rate of 35%.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Total revenues increased by $1,672,999 or 14.0% for the three months ended March 31, 2000 compared to the same period in 1999 primarily as a result of the following:

   Restaurant sales increased by $1,488,952 or 13.1% for the three months ended March 31, 2000 compared to the same period in 1999. The increase is due primarily to four additional company-owned restaurants being opened the full three months ended March 31, 2000 versus the same period in 1999 and an increase in same store sales of 0.1% for the three month period.

   Commissary sales to franchised and licensed restaurants increased by $136,369 or 47.6% for the three months ended March 31, 2000 compared to the same period in 1999. The increase is due primarily to the addition of seven franchised or licensed restaurants since March 31, 1999.

   Franchise fees and royalties decreased by $22,202 or 8.8% for the three months ended March 31, 2000 compared to same period in 1999. The decrease was due to a $35,000 decrease in franchise fees received upon the opening of one new franchised restaurant during the three months ended March 31, 2000 compared to two during the same period in 1999. The decrease in franchise fees for the three month period was partially offset by a $12,798 increase in royalty income as a result of an increase in franchised restaurants.

   Other revenues increased by $69,880 or 78.0% for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to an increase in volume related purchasing rebates.

Restaurant cost of sales increased by $408,244 or 12.5% for the three months ended March 31, 2000 compared to the same period in 1999. The increase was principally due to four additional Company-owned restaurants being opened the full three months ended March 31, 2000 versus the same period in 1999. Restaurant cost of sales decreased as a percentage of sales by 0.2% to 28.6% for the three months ended March 31, 2000 compared to 28.8% during the same period in 1999.

Commissary cost of sales increased $114,849 or 44.1% for the three months ended March 31, 2000 compared to the same period in 1999. The increase in commissary cost of sales is due primarily to the addition of seven franchised or licensed restaurants since March 31, 2000 . As a percentage to sales, commissary cost of sales decreased 2.1%.

Restaurant operating expenses increased by $912,645 or 15.6% for the three months ended March 31, 2000 compared to the same period in 1999. The increase reflects four additional Company-owned restaurants being opened the full three months ended March 31, 2000 versus the same period in 1999. Operating expenses increased as a percentage of restaurant sales to 52.6% for the three months ended March 31, 2000 from 51.5% for the same period in 1999 primarily due to a 0.7% increase in promotional costs and a 0.5% increase in management payroll costs.

Selling, general and administrative expenses increased by $91,279 or 7.7% for the three months ended March 31, 2000 compared to the same period in 1999. The increase was due in part to the addition of management and staff personnel during 1999 and the three months ended March 31, 2000 to support the growing restaurant base. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during the remainder of 2000 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 9.4% and 9.9% of revenues for the three months ended March 31, 2000 and 1999, respectively.

Preopening expenses were $86,064 and $134,805 for the three months ended March 31, 2000 and 1999, respectively. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening.

Depreciation and amortization expense increased $99,555 or 23.8% for the three months ended March 31, 2000 compared to the same period in 1999 due primarily to four additional Company-owned restaurants being opened the full three months ended March 31, 2000 versus the same period in 1999.

Net interest expense increased $70,856 or 28.8% for the three months ended March 31, 2000 compared to the same period in 1999. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants and increases in the prime interest rate during 1999 and 2000.

The combined effective federal and state income tax rate was approximately 35% for the three months ended March 31, 2000 and 1999 (excluding the charge related to change in tax status, discussed below). As a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, we recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

The Company's income before cumulative effect of a change in accounting principle increased $15,803 or 3.9% for the three months ended March 31,2000 compared to pro forma income before cumulative effect of a change in accounting principle for the three months ended March 31, 1999. Earnings per share before cumulative effect of a change in accounting principle was $0.07 for the three months ended March 31, 2000 as compared to pro forma earnings per share before cumulative effect of a change in accounting principle of $0.07 for the three months ended March 31, 1999.

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

Our principal capital needs arise from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing facilities. The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings, lease financing and an equity offering. The table below provides certain information regarding our sources and uses of cash for the periods presented.

                                                Three Months Ended
                                                      March  31

                                              2000              1999
                                          -------------      -----------
Net cash provided by operations          $    1,145,612     $    578,142
Purchases of property and equipment             899,961        1,520,927
Proceeds from common stock offering                   -        7,765,347
Net payments on long-term
   debt and capital lease obligations           279,724          616,007
Payment on short-term borrowings                      -        6,990,348



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

We plan to open five additional Company-owned Tumbleweed restaurants during 2000, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel, and other factors. As of March 31, 2000, we had three restaurants under construction which currently are planned to open during the second quarter of 2000.

We have used and will continue to utilize mortgage, sale/leaseback and landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants which will open during 2000. The remaining costs have been and will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans through 2000. Should our actual results of operations fall short of, or our rate of expansion significantly exceed our plans, or should our costs or capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

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

We have a $6,500,000 mortgage revolving line of credit note with National City Bank (the "Credit Facility"). At March 31, 2000 we had outstanding borrowings under the Credit Facility of $5,207,148. The note bears interest at the Prime Rate plus .25% (9.25% at March 31, 2000) and is due December 31, 2003. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of March 31, 2000 approximately $10,600,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations or cash flows would not be significant.

PART II.    OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

   *2.1 Agreement and Plan of Merger, dated as of September 23, 1998, between Tumbleweed, LLC and Registrant

   *3.1   Certificate of Incorporation of Tumbleweed, Inc., as amended.

   *3.2   Bylaws of Registrant

   *10.1 Master International License Agreement, dated August 29, 1997, between Tumbleweed International LLC and Tumbleweed, LLC

   *10.2  Employment Agreement between John A. Butorac, Jr. and Tumbleweed, Inc.

   *10.3  Employment Agreement between James M. Mulrooney and Tumbleweed, Inc.

   *10.4 Sublease Agreement, dated February 5, 1997, between TW-Dixie Bash, LLC and Tumbleweed, LLC (for Bardstown Road restaurant)

   *10.5 Sublease Agreement, dated February 5, 1997, between TW- Dixie Bash, LLC and Tumbleweed, LLC (for Valley Station restaurant)

   *10.6 Commitment Letter, dated September 12, 1997,between CNL Fund Advisors, Inc. and TW Tennessee, LLC

   *10.7  Tumbleweed, Inc. 1998 Stock Option and Incentive Compensation Plan

   *10.8  Form of Standard Franchise Agreement for Tumbleweed, LLC

   *10.9  Articles of Incorporation of Tumbleweed Marketing Fund, Inc

   *10.10 By laws of Tumbleweed Marketing Fund, Inc.

   *10.11 Bonus Compensation Plan for Senior Executives

  **10.12 Revolving Line of Credit Note, dated April 21, 1999, between
          Tumbleweed, Inc. and National City Bank of Kentucky and related Loan Agreement

    27.1  Financial Data Schedule

   *99.1 Registration Rights Agreement between Tumbleweed, Inc. and Tumbleweed, LLC

          * Incorporated by reference to exhibits filed with the Commission on September 29, 1998 in Form S-1 Registration No. 333-57931

         ** Incorporated by reference to exhibits filed with the Commission on May 12, 1999 in Form 10-Q File No. 333-57931.

   (b)      Reports on Form 8-K

            Tumbleweed, Inc. filed Form 8-K on January 14, 2000 to report in
            Item 5 that its Board of Directors approved the repurchase of up to $500,000 of the Company's common stock.


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:        May 4, 2000                            Tumbleweed, Inc.

                                                     By:  /s/ James M. Mulrooney
                                                     -----------------------
                                                     James M. Mulrooney
                                                     Executive Vice President
                                                     Chief Financial Officer