Form 10-Q
period 2000-06-30
TUMBLEWEED INC
filed 2000-08-08
CIK 1064535

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

                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock, par value of $.01 per share, outstanding on August 1, 2000 was 5,842,230.


Exhibit Index: Page 19

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                           PAGE
  Item 1.     Financial Statements (Unaudited)
   a)  Consolidated Statements of Income for the six months and three
       months ended June 30, 2000 and 1999                                    3
   b)  Consolidated Balance Sheets as of June 30, 2000 and
       December  31, 1999                                                     4
   c)  Consolidated Statements of Cash Flows for the six months
       ended June 30, 2000 and 1999                                           5
   d)  Consolidated Notes to Financial Statements                             6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  12

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk     18


PART II.    OTHER INFORMATION

  Item 1.     Legal Proceedings                                              19
  Item 6.     Exhibits and Reports on Form 8-K                               19

Signature                                                                    20

                                Tumbleweed, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Six Months Ended               Three Months Ended
                                                                     June 30                         June 30
                                                               2000           1999             2000           1999
                                                           ------------   ------------     ------------    -----------
Revenues:
   Restaurant sales                                        $25,707,386    $23,927,217      $12,886,116     $12,594,899
   Commissary sales                                            855,268        562,647          432,662         276,411
   Franchise fees and royalties                                653,768        532,662          424,802         281,493
   Gain from insurance proceeds due to involuntary
     conversion of non-monetary assets                         434,311              -          434,311               -
   Other revenues                                              373,288        206,397          213,764         116,751
                                                           ------------    -----------     ------------    -----------
Total revenues                                              28,024,021     25,228,923       14,391,655      13,269,554
Operating expenses:
   Restaurant cost of sales                                  7,365,672      6,963,848        3,694,028       3,700,447
   Commissary cost of sales                                    748,497        514,882          373,393         254,629
   Operating expenses                                       13,412,697     11,954,963        6,667,642       6,122,553
   Selling, general and administrative expenses              2,798,410      2,491,530        1,522,403       1,306,802
   Preopening expenses                                         375,751        255,033          289,688         120,228
   Depreciation and amortization                             1,034,477        862,735          516,458         444,270
   Loss on guarantees of indebtedness                          475,000              -          475,000               -
                                                           ------------    -----------     ------------    -----------
Total operating expenses                                    26,210,504     23,042,991       13,538,612      11,948,929
                                                           ------------    -----------     ------------    -----------
Income from operations                                       1,813,517      2,185,932          853,043       1,320,625
Other income (expense):
   Interest income                                               8,160         23,597            3,888           6,574
   Interest expense                                           (658,719)      (546,121)        (337,249)       (282,756)
                                                           ------------    -----------     ------------    -----------
Total other expense                                           (650,559)      (522,524)        (333,361)       (276,182)
                                                           ------------    -----------     ------------    -----------
Income before income taxes and cumulative effect of a
   change in accounting principle                            1,162,958      1,663,408          519,682       1,044,443
Provision for income taxes:
   Current and deferred                                       (407,035)      (582,193)        (181,889)       (365,555)
   Deferred taxes related to change in tax status                    -       (639,623)               -               -
                                                           ------------    -----------     ------------    -----------
Total provision for income taxes                              (407,035)    (1,221,816)        (181,889)       (365,555)
                                                           ------------    -----------     ------------    -----------
Income before cumulative effect of a change
    in accounting principle                                    755,923        441,592          337,793         678,888
Cumulative effect of a change in accounting principle,net
   of tax                                                            -       (341,035)               -               -
                                                           ------------    -----------     ------------    -----------
Net income                                                $    755,923    $   100,557      $   337,793      $  678,888
                                                           ============    ===========     ============    ===========
Basic and diluted earnings per share:
   Income before cumulative effect of a change in
     accounting principle                                 $       0.13    $      0.08      $      0.06      $     0.12
   Cumulative effect of a change in accounting principle,
     net of tax                                                      -          (0.06)               -               -
                                                           ------------    -----------     ------------    -----------
   Net income                                             $       0.13    $      0.02      $      0.06      $     0.12
                                                           ============    ===========     ============    ===========
Pro forma income data:
   Income before income taxes and cumulative effect of a
     change in accounting principle as reported                           $ 1,663,408
   Pro forma income taxes                                                    (582,193)
                                                                           -----------
   Pro forma income before cumulative effect of a change
     in accounting principle                                                1,081,215
   Cumulative effect of a change in accounting principle,
      net of tax                                                             (341,035)
                                                                           -----------
   Pro forma net income                                                   $   740,180
                                                                           ===========
Pro forma basic and diluted earnings per share:
   Pro forma income before cumulative effect of a change
     in accounting principle                                              $      0.18
   Cumulative effect of a change in accounting principle,
     net of tax                                                                 (0.06)
                                                                           -----------
   Pro forma net income                                                   $      0.12
                                                                           ===========

                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                           June 30        December 31
                                                            2000             1999
                                                         (Unaudited)
                                                        -------------    ------------
Assets
Current assets:
   Cash and cash equivalents                            $    470,948    $    640,189
   Accounts receivable                                       884,561         606,283
   Receivable from insurance company                       1,219,532               -
   Inventories                                             1,715,136       1,597,794
   Prepaid expenses                                          395,831         389,271
                                                        ------------    ------------
Total current assets                                       4,686,008       3,233,537
Property and equipment, net                               30,296,657      30,147,559
Goodwill, net of accumulated amortization of
   $607,314 in 2000 and $551,478 in 1999                   2,681,429       2,737,265
Other assets                                                 497,900         460,817
                                                        ------------    ------------
Total assets                                            $ 38,161,994    $ 36,579,178
                                                        ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                     $  1,858,843    $  1,102,024
   Accrued liabilities                                     2,119,540       1,832,736
   Deferred income taxes                                     222,192         286,885
   Current maturities on long-term
     debt and capital leases                               1,532,443       1,028,443
                                                        ------------    ------------
Total current liabilities                                  5,733,018       4,250,088
Long-term liabilities:
   Long-term debt, less current maturities                10,925,020      11,347,047
   Capital lease obligations, less current maturities      2,522,656       2,769,339
   Deferred income taxes                                     749,541         489,869
   Other liabilities                                         155,000         160,000
                                                        ------------    ------------
Total long-term liabilities                               14,352,217      14,766,255
                                                        ------------    ------------
Total liabilities                                         20,085,235      19,016,343
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                               -               -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued
     at June 30, 2000 and December 31, 1999                   58,818          58,818
   Paid-in capital                                        16,294,006      16,294,006
   Treasury stock, 39,400 shares at June 30, 2000           (241,999)              -
   Retained earnings                                       1,965,934       1,210,011
                                                        ------------    ------------
     Total stockholders' equity                           18,076,759      17,562,835
                                                        ------------    ------------
Total liabilities and stockholders' equity              $ 38,161,994    $ 36,579,178
                                                        ============    ============

See accompanying notes.

                                Tumbleweed, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended
                                                                        June 30
                                                                  2000           1999
                                                              -----------    -----------

Operating activities:
   Net income                                                 $   755,923    $   100,557
   Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                           1,034,477        862,735
        Deferred income taxes                                     194,979        653,267
        Loss on guarantees of indebtedness                        475,000              -
        Gain from insurance proceeds due to involuntary
          conversion of non-monetary assets                      (434,311)             -
        Loss on disposition of property and equipment              14,252          3,616
        Changes in operating assets and liabilities:
          Accounts receivable                                    (337,714)      (166,401)
          Inventories                                            (160,329)      (193,508)
          Deferred preopening expenses                                  -        524,669
          Prepaid expenses                                         (9,504)       (47,748)
          Other assets                                            (50,627)       (52,103)
          Accounts payable                                        756,820         44,787
          Accrued liabilities                                    (188,196)        31,779
          Other liabilities                                        (5,000)        (1,498)
                                                              -----------    -----------
Net cash provided by operating activities                       2,045,770      1,760,152

Investing activities:
   Purchases of property and equipment                         (1,808,302)    (4,765,368)
                                                              ------------   -----------
Net cash used in investing activities                          (1,808,302)    (4,765,368)

Financing activities:
   Proceeds from common stock offering                                  -      7,765,397
   Proceeds from issuance of long-term debt                     1,704,000      6,243,435
   Payments on long-term debt and capital lease obligations    (1,868,710)    (4,530,820)
   Payment on short-term borrowings                                     -     (6,990,348)
   Purchase of treasury stock                                    (241,999)             -
   Payment of public offering costs                                     -       (492,571)
                                                              -----------    -----------
Net cash provided by (used in) financing activities              (406,709)     1,995,093
                                                              -----------    -----------
Net decrease in cash and cash equivalents                        (169,241)    (1,010,123)
Cash and cash equivalents at beginning of period                  640,189      1,898,973
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   470,948    $   888,850
                                                              ===========    ===========
Supplemental cash flow information:
   Cash paid for interest, net of amount capitalized          $   643,279    $   544,570
                                                              ===========    ===========
   Cash paid for income taxes                                 $   292,492    $   311,150
                                                              ===========    ===========


See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2000


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

RESTAURANT FACILITIES

As of June 30, 2000, the Company owns and operates 32 restaurants in Kentucky, Indiana and Ohio and franchises an additional 22 restaurants in Kentucky, Indiana, Illinois, Tennessee, Wisconsin, West Virginia and Michigan. The Company also licenses seven restaurants in Germany, Jordan, Saudi Arabia, Egypt and England. Since June 30, 2000, the Company has opened one additional Company-owned restaurant in Indiana and one franchise restaurant located in Clarksville, Tennessee ceased operations.

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

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the six months and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

PRO FORMA FINANCIAL INFORMATION

Pursuant to the rules and regulations of the Securities and Exchange Commission, the pro forma net income in the accompanying pro forma income data for the six months ended June 30, 1999 reflects a pro forma adjustment to income before income taxes and cumulative effect of a change in accounting principle for federal and state income taxes as if the Company had been a regular corporate taxpayer since its inception. Pro forma income taxes for 1999 excludes the deferred tax effects of Tumbleweed changing from a limited liability company (which is taxed as a partnership) to a regular corporate taxable status on January 1, 1999. Pro forma income taxes for 1999 are at an estimated effective rate of 35%.

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

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                   June 30    December 31
                                                     2000        1999
                                                 -----------  ----------

Accrued payroll and related taxes                $  824,998   $  611,566
Accrued insurance and fees                          152,362      251,923
Accrued taxes, other than payroll                   420,381      423,954
Gift certificate liability                          162,487      396,747
Reserve for loss on guarantees of indebtedness      475,000            -
Other                                                84,312      148,546
                                                 ----------   ----------
                                                 $2,119,540   $1,832,736
                                                 ==========   ==========

4.   LONG-TERM DEBT

Long-term debt consists of:



                                                          June 30    December 31
                                                            2000         1999
                                                       ------------  -----------

Secured $6,500,000 mortgage revolving line of
  credit note, bearing interest at prime rate
  plus .25%(9.75% at June 30, 2000), due
  December 31, 2003                                    $ 5,072,148   $ 5,242,148

Secured mortgage note payable, bearing interest
  at commercial  paper rate plus 2.65% (9.25% at
  June 30, 2000), due February 17, 2006                  2,596,416     2,691,433

Secured mortgage note payable, bearing interest at
  prime rate plus 1% (10.5% at June 30, 2000),
  payable in monthly installments through October 1,
  2017                                                   1,050,261     1,061,614

Secured mortgage note payable, bearing interest at
  8.75%, payable in monthly installments through
  February 15, 2008                                        940,047       957,992

Secured mortgage note payable,  bearing interest
  at prime rate (9.5% at June 30, 2000), payable
  in monthly installments through March 1, 2006            650,233       658,071

Secured mortgage note payable, bearing interest a
  prime rate plus 1.25% (10.75% at June 30, 2000),
  payable in monthly installments through
  November 27, 2016                                        615,625       634,375

Secured mortgage note payable bearing interest at
  commercial  paper rate plus 2.65% (9.25% at
  June 30, 2000), due December 31, 2000                    508,395         4,395

Other installment notes payable                            519,081       620,204
                                                        ----------    ----------
                                                        11,952,206    11,870,232
Less current maturities                                  1,027,186       523,185
                                                        ----------    ----------
Long-term debt                                         $10,925,020   $11,347,047
                                                        ==========    ==========

Property and equipment with a net book value of approximately $19,800,000 at June 30, 2000 collateralize the Company's long-term debt.

5.  RELATED PARTY TRANSACTIONS

As of June 30, 2000, accounts receivable includes $156,024 of management fees, royalties, a franchise fee and reimbursement of store payroll costs due from four related party limited liability companies who own four Tumbleweed franchise restaurants. The management fees are a result of agreements which require the related franchisee to pay certain fees to the Company in exchange for the
Company  providing   operations   management  and  accounting  services  to  the
franchisee. The royalties and franchise fee are a result of the franchise agreements between the Company and related companies. The Company anticipates that the amounts due will be collected in full. Franchise fees and royalties recorded by the Company in relation to the four related party companies were $153,699 during the six months ended June 30, 2000 and were $143,909 during the three months ended June 30, 2000. Management fees related to these entities totaled $32,466 during the six month period and were $25,939 during the three month period. There were no revenues from these related companies during the 1999 six month period.

The Company has guaranteed, under its letter of credit with an equipment supplier, the purchase of a related franchisee's equipment package. As of June 30, 2000, the franchisee owes the supplier $157,442.

Certain directors and officers of the Company own substantial interests in these limited liability companies.

6.  COMMITMENTS

At June 30, 2000, the Company had commitments of approximately $500,000 for the completion of the construction of four restaurants; three of which were open at June 30. The commitments will be funded by cash reserves and proceeds from the $6,500,000 mortgage revolving line of credit.

7.  EARNINGS PER SHARE

The following is a reconciliation of the Company's basic and diluted earnings per share for the six months and three months ended June 30, 2000 and 1999 in accordance with FAS 128, "Earnings per Share."

                                                        Six Months Ended       Three Months Ended
                                                            June 30                   June 30

                                                       2000         1999         2000        1999
                                                    ----------   ----------   ----------   ---------
Numerator:
   Income before cumulative effect of a change
      in accounting principle                      $   755,923  $   441,592  $   337,793  $  678,888
   Cumulative effect of a change in accounting
      principle, net of tax                                  -     (341,035)           -           -
                                                    ----------   ----------   ----------   ---------
   Net income                                      $   755,923  $   100,557  $   337,793  $  678,888
                                                    ==========   ==========   ==========   =========
   Pro forma income data :
     Pro forma income before cumulative effect
       of a change in accounting principle                      $ 1,081,215
     Cumulative effect of a change in accounting
       principle, net of tax                                       (341,035)
                                                                 ----------
     Pro forma net income                                       $   740,180
                                                                 ==========
Denominator :
   Weighted average shares
     outstanding                                     5,859,051    5,881,630    5,843,467   5,881,630
   Effect of dilutive securities:
     Employee stock options                                943            -            -           -
                                                    ----------   ----------   ----------   ---------
   Denominator for diluted earnings
     per share-adjusted weighted
     average and assumed conversions                 5,858,108    5,881,630    5,843,467   5,881,630
                                                    ==========   ==========   ==========   =========

8.   SEGMENT INFORMATION

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

Segment information for the six months ended June 30 is as follows:


2000:

                                                  Restaurant     Commissary     Corporate      Totals
                                                  -----------    -----------   -----------   -----------
Revenues from external
   customers                                     $25,707,386   $   855,268   $ 1,461,367    $28,024,021
Intersegment revenues                                      -     1,282,891             -      1,282,891
General and
   administrative expenses                                 -             -     2,181,323      2,181,323
Advertising expenses                                       -             -       617,087        617,087
Depreciation and
   amortization                                      814,258        59,576       160,643      1,034,477
Net interest expense                                       -        88,050       562,509        650,559
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                            3,603,945        47,696    (2,488,683)     1,162,958


1999:
                                                  Restaurant     Commissary     Corporate       Totals
                                                  -----------    -----------   -----------    -----------
Revenues from external
   customers                                     $23,927,217   $   562,647   $   739,059    $25,228,923
Intersegment revenues                                      -     1,312,843             -      1,312,843
General and
   administrative expenses                                 -             -     1,881,146      1,881,146
Advertising expenses                                       -             -       610,384        610,384
Depreciation and
   amortization                                      688,693        59,376       114,666        862,735
Net interest expense                                       -        84,850       437,674        522,524
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                            3,948,071        14,993    (2,299,656)     1,663,408


Segment information for the three months ended June 30 is as follows:






2000:
                                                     Restaurant      Commissary    Corporate       Totals
                                                   -------------   -------------  ------------  -------------
Revenues from external
   customers                                        $12,886,116   $   432,662    $ 1,072,877    $14,391,655
Intersegment revenues                                         -       648,982              -        648,982
General and
   administrative expenses                                    -             -      1,166,845      1,166,845
Advertising expenses                                          -             -        355,558        355,558
Depreciation and
   amortization                                         405,837        29,888         80,733        516,458
Net interest expense                                          -        44,025        289,336        333,361
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                               1,860,404        29,696     (1,370,418)       519,682

1999:
                                                     Restaurant    Commissary      Corporate       Totals
                                                    -----------    -----------    -----------   -----------
Revenues from external
   customers                                        $12,594,899   $   276,411    $   398,244    $13,269,554
Intersegment revenues                                         -       644,958              -        664,958
General and
   administrative expenses                                    -             -        981,380        981,380
Advertising expenses                                          -             -        325,422        325,422
Depreciation and
   amortization                                         356,054        29,688         58,528        444,270
Net interest expense                                          -        43,025        233,157        276,182
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                               2,211,443          (105)    (1,166,895)     1,044,443


9.  INVOLUNTARY CONVERSION OF  NON-MONETARY ASSETS

As a result of a fire which occurred June 7, 2000 at a Company-owned restaurant in Kentucky, an involuntary conversion of non-monetary assets occurred which resulted in a $434,311 gain. The gain represents the difference between the carrying amount of the restaurant's assets which were destroyed (building, equipment and inventory of $725,785, in total, at the time of the fire) and the amount to be collected from the insurance company ($1,160,096). In addition, the Company has accrued as a receivable $59,436 from the insurance company in relation to business interruption. This amount is recorded in other revenues.

10.  INCOME TAXES

Concurrent with the merger of the Company as described in Note 1, Tumbleweed converted from a limited liability company into a C corporation and is now subject to federal and state income taxes. As of the date of the merger, the Company recorded a net deferred tax liability and corresponding income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities. At the date of the merger, the net differences equaled approximately $1,780,000 resulting in a net deferred tax liability and corresponding income tax expense of $639,623 which is included in the deferred income tax provision in the accompanying statement of income for the six months ended June 30, 1999.

Income taxes on the Company's income for the six months and three months ended June 30, 2000 and 1999 have been provided for at an estimated effective tax rate of 35%.

11.  TREASURY STOCK

On January 14, 2000, the Board of Directors approved the repurchase from time to time of up to $500,000 of the Company's Common Stock. Purchases may be made in the open market as well as by private transaction at times and prices considered appropriate by the Company, subject to applicable rules and regulations. The purchases will be funded by cash reserves. Through June 30, 2000, the Company has repurchased 39,400 shares at a total cost of $241,999.

12.  CONTINGENCIES

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW-Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. As of June 30, 2000, the Company has guaranteed certain TW-Tennessee obligations as follows jointly and severally with TW-Tennessee common members:
a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank totaling approximately $803,000. During 1999, the Landlord under the lease financing agreement declared TW- Tennessee to be in default, and accelerated the rent obligations under the leases. Negotiations ensued between the Landlord and the principals of TW-Tennessee regarding the restructuring of the lease obligations. On May 8, 2000, the Landlord filed suit in the Chancery Court for Davidson County, Tennessee, against TW-Tennessee and against certain guarantors of the lease obligations, including the Company and a Director of the Company. The Landlord has demanded a judgment against TW-Tennessee in excess of $21.8 million, and a judgment jointly and severally against the guarantors named, including the Company and the Director, in the amount of $6,647,582.77 representing a portion of the amounts claimed against TW-Tennessee.

Subsequent to June 30, 2000, the Landlord terminated settlement negotiations and refused to grant a further extension of time to restructure the lease obligations and to answer the suit filed against TW-Tennessee, the Company and the other defendants. As a result, certain defendants including the Company have filed an answer to the suit described above, as well as counterclaims against the Landlord. The Company's management believes that it is probable that it will incur a loss related to the Company's guarantees of TW-Tennessee's obligations and has therefore, established a reserve of $475,000 as of June 30, 2000. The reserve amount was based on the Company's share of the various guarantees and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter.

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

Of the 61 Tumbleweed restaurants as of June 30, 2000, we owned and operated 32 restaurants in Kentucky, Indiana and Ohio, franchised 22 restaurants in Indiana, Illinois, Kentucky, Tennessee, Wisconsin, West Virginia and Michigan, and licensed seven restaurants in Germany, Jordan, Saudi Arabia, Egypt and England. Since June 30, 2000, the Company has opened one additional company-owned restaurant in Indiana and one franchise restaurant located in Clarksville, Tennessee ceased operations.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table, on the next page, sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.




                                           Six Months Ended  Three Months Ended
                                               June 30           June 30
                                            2000     1999     2000     1999
                                            -----    -----    -----    -----
Revenues:
   Restaurant sales                         91.8 %   94.9 %   89.5 %   94.9 %
   Commissary sales                          3.1      2.2      3.0      2.1
   Franchise fees and royalties              2.3      2.1      3.0      2.1
   Gain from insurance proceeds due to
     involuntary conversion of
     non-monetary assets                     1.5      -        3.0      -
   Other revenues                            1.3      0.8      1.5      0.9
                                           -----    -----    -----    -----
     Total revenues                        100.0    100.0    100.0    100.0
Operating expenses:
   Restaurant cost of sales (1)             28.6     29.1     28.7     29.4
   Commissary cost of sales (2)             87.5     91.5     86.3     92.1
   Operating expenses (1)                   52.2     50.0     51.7     48.6
   Selling, general and administrative
     expenses                               10.0      9.9     10.6      9.8
   Preopening expenses                       1.3      1.0      2.0      0.9
   Depreciation and amortization             3.7      3.4      3.6      3.3
   Loss on guarantees of indebtedness        1.7      -        3.3      -
                                           -----    -----    -----    -----
     Total operating expenses               93.5     91.3     94.1     90.0
                                           -----    -----    -----    -----
     Income from operations                  6.5      8.7      5.9     10.0
   Interest expense, net                    (2.3)    (2.1)    (2.3)    (2.1)
                                           -----    -----    -----    -----
Income before income taxes and
   cumulative effect of a change in
   accounting principle                      4.2      6.6      3.6      7.9
Provision for income taxes:
   Current and deferred                     (1.5)    (2.3)    (1.3)    (2.8)
   Deferred taxes related to change in
     tax status                              -       (2.5)     -        -
                                           -----    -----    -----    -----
Total provision for income taxes            (1.5)    (4.8)    (1.3)    (2.8)
                                           -----    -----    -----    -----
Income before cumulative effect
   of a change in accounting principle       2.7      1.8      2.3      5.1
Cumulative effect of a change in
   accounting principle, net of tax          -       (1.4)     -        -
                                           -----    -----    -----    -----
Net income                                   2.7 %    0.4 %    2.3 %   5.1%
                                           =====    =====    =====    =====
Pro forma income data:
   Income before income taxes and
     cumulative effect of a change in
     accounting principle as reported                 6.6 %
   Pro forma income taxes (3)                        (2.3)
                                                     -----
   Pro forma income before cumulative
     effect of a change in accounting
       principle                                      4.3
   Cumulative effect of a change in
     accounting principle, net of tax                (1.4)
                                                     -----
   Pro forma net income                               2.9 %
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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenues increased by $2,795,098 or 11.1% for the six months ended June 30, 2000 compared to the same period in 1999 primarily as a result of the following:

   Restaurant sales increased by $1,780,169 or 7.4% for the six months ended June 30, 2000 compared to the same period in 1999. The increase is due primarily to the addition of five company-owned restaurants since June 30, 1999. The increase is partially offset by a 3.0% decrease in same store sales for the six month period.

   Commissary sales to franchised and licensed restaurants increased by $292,621 or 52.0% for the six months ended June 30, 2000 compared to the same period in 1999. The increase is due primarily to the addition of nine franchised or licensed restaurants since June 30, 1999.

   Franchise fees and royalties increased by $121,106 or 22.7% for the six months ended June 30, 2000 compared to the same period in 1999. The increase was due to a $35,000 increase in franchise fees received upon the opening of five new franchised restaurants during the six months ended June 30, 2000 compared to four during the same period in 1999. Additionally, royalty income increased $86,106 during the six months ended June 30, 2000 compared to the same period in 1999.

   The gain from insurance proceeds was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 9 of the accompanying financial statements for a detail discussion.

   Other revenues increased by $166,891 or 80.9% for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to an increase in volume related purchasing rebates. In addition, other revenues for the 2000 six month period includes $59,436 of insurance proceeds as it relates to a business interruption as a result of a fire at a Company-owned restaurant. See Note 9 of the accompanying financial statements for a detail discussion. There was no similar income in the 1999 six month period.

Restaurant cost of sales increased by $401,824 or 5.8% for the six months ended June 30, 2000 compared to the same period in 1999. The increase was principally due to the opening of five additional Company-owned restaurants since June 30, 1999. The increase in restaurant cost of sales was partially offset by purchasing efficiencies. Restaurant cost of sales decreased as a percentage of sales by 0.5% to 28.6% for the six months ended June 30, 2000 compared to 29.1% during the same period in 1999.

Commissary cost of sales increased $233,615 or 45.4% for the six months ended June 30, 2000 compared to the same period in 1999. The increase in commissary cost of sales is due primarily to the addition of nine franchised or licensed restaurants since June 30, 2000. As a percentage to sales, commissary cost of sales decreased 4.0% for the six months ended June 30, 2000 compared to the same period in 1999 due to lower manufactured food costs in 2000.

Restaurant operating expenses increased by $1,457,734 or 12.2% for the six months ended June 30, 2000 compared to the same period in 1999. The increase reflects the addition of five Company-owned restaurants since June 30, 1999. Operating expenses increased as a percentage of restaurant sales to 52.2% for the six months ended June 30, 2000 from 50.0% for the same period in 1999 primarily due to a 0.7% increase in promotional costs and a 0.6% increase in management payroll costs.

Selling, general and administrative expenses increased by $306,880 or 12.3% for the six months ended June 30, 2000 compared to the same period in 1999. The increase was due in part to the addition of management and staff personnel during 1999 and the six months ended June 30, 2000 to support the growing restaurant base. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during the remainder of 2000 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 10.0% and 9.9% of revenues for the six months ended June 30, 2000 and 1999, respectively.

Preopening expenses were $375,751 and $255,033 for the six months ended June 30, 2000 and 1999, respectively. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening.

Depreciation and amortization expense increased $171,742 or 19.9% for the six months ended June 30, 2000 compared to the same period in 1999 due primarily to the addition of five Company-owned restaurants since June 30, 1999.

Net interest expense increased $128,035 or 24.5% for the six months ended June 30, 2000 compared to the same period in 1999. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants and increases in the prime interest rate during 1999 and 2000.

The combined effective federal and state income tax rate was approximately 35% for the six months ended June 30, 2000 and 1999 excluding the charge related to change in tax status. As a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, we recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

The Company's income before cumulative effect of a change in accounting principle decreased $325,292 or 30.1% for the six months ended June 30, 2000 compared to pro forma income before cumulative effect of a change in accounting principle for the six months ended June 30, 1999. Earnings per share before cumulative effect of a change in accounting principle was $0.13 for the six months ended June 30, 2000 as compared to pro forma earnings per share before cumulative effect of a change in accounting principle of $0.18 for the six months ended June 30, 1999.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenues increased by $1,122,101 or 8.5% for the three months ended June 30, 2000 compared to the same period in 1999 primarily as a result of the following:

   Restaurant sales increased by $291,217 or 2.3% for the three months ended June 30, 2000 compared to the same period in 1999. The increase is due primarily to the addition of five Company-owned restaurants since June 30, 1999. The increase is partially offset by a 5.8% decrease in same store sales for the three month period.

   Commissary sales to franchised and licensed restaurants increased by $156,251 or 56.5% for the three months ended June 30, 2000 compared to the same period in 1999. The increase is due primarily to the addition of nine franchised or licensed restaurants since June 30, 1999.

   Franchise fees and royalties increased by $143,309 or 50.9% for the three months ended June 30, 2000 compared to same period in 1999. The increase was due to a $70,000 increase in franchise fees received upon the opening of four new franchised restaurants during the three months ended June 30, 2000 compared to two during the same period in 1999. Additionally, royalty income increased $73,309 during the three months ended June 30, 2000 compared to the same period in 1999.

   The gain from insurance proceeds was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 9 of the accompanying financial statements for a detail discussion.

   Other revenues increased by $97,013 or 83.1% for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to an increase in volume related purchasing rebates. In addition, other revenues in 2000 for the three month period includes $59,436 of insurance proceeds as it relates to a business interruption as a result of a fire at a Company-owned restaurant. See Note 9 of the accompanying financial statements for a detail discussion. There was no similar income in the 1999 three month period.

Restaurant cost of sales decreased by $6,419 or 0.2% for the three months ended June 30, 2000 compared to the same period in 1999. The decrease was principally due to purchasing efficiencies partially offset by the opening of five additional Company-owned restaurants since June 30, 1999. Restaurant cost of sales decreased as a percentage of sales by 0.7% to 28.7% for the three months ended June 30, 2000 compared to 29.4% during the same period in 1999.

Commissary cost of sales increased $118,764 or 46.6% for the three months ended June 30, 2000 compared to the same period in 1999. The increase in commissary cost of sales is due primarily to the addition of nine franchised or licensed restaurants since June 30, 1999 . As a percentage to sales, commissary cost of sales decreased 5.8% for the three months ended June 30, 2000 compared to the same period in 1999 due to lower manufactured food cost in 2000.

Restaurant operating expenses increased by $545,089 or 8.9% for the three months ended June 30, 2000 compared to the same period in 1999. The increase reflects the addition of five Company-owned restaurants since June 30, 1999.

Operating expenses increased as a percentage of restaurant sales to 51.7% for the three months ended June 30, 2000 from 48.6% for the same period in 1999 primarily due to a 0.9% increase in promotional costs and a 0.7% increase in management payroll costs.

Selling, general and administrative expenses increased by $215,601 or 16.5% for the three months ended June 30, 2000 compared to the same period in 1999. The increase was due in part to the addition of management and staff personnel during 1999 and the six months ended June 30, 2000 to support the growing restaurant base. Because of the Company's restaurant growth plans, management expects selling, general and administrative expenses to continue to increase during the remainder of 2000 in absolute dollars. As a percentage to total revenues, selling, general and administrative expenses were 10.6% and 9.8% of revenues for the three months ended June 30, 2000 and 1999, respectively.

Preopening expenses were $289,688 and $120,228 for the three months ended June 30, 2000 and 1999, respectively. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening.

Depreciation and amortization expense increased $72,188 or 16.2% for the three months ended June 30, 2000 compared to the same period in 1999 due primarily to the addition of five Company-owned restaurants since June 30, 1999.

Net interest expense increased $57,179 or 20.7% for the three months ended June 30, 2000 compared to the same period in 1999. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants and increases in the prime interest rate during 1999 and 2000.

The combined effective federal and state income tax rate was approximately 35% for the three months ended June 31, 2000 and 1999.

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


                                                    Six Months Ended
                                                        June 30

                                                 2000               1999
                                             -------------      -----------
Net cash provided by operations             $    2,045,770     $  1,760,152
Purchases of property and equipment              1,808,302        4,765,368
Proceeds from common stock offering                      -        7,765,397
Net borrowings (payments) on long-term
   debt and capital lease obligations             (164,710)       1,712,615
Payment on short-term borrowings                         -        6,990,348

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

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. As of June 30, 2000, the Company has guaranteed certain TW-Tennessee obligations as follows jointly and severally with TW-Tennessee common members:
a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank totaling approximately $803,000. During 1999, the Landlord under the lease financing agreement declared TW-Tennessee to be in default, and accelerated the rent obligations under the leases. Negotiations ensued between the Landlord and the principals of TW-Tennessee regarding the restructuring of the lease obligations. On May 8, 2000, the Landlord filed suit in the Chancery Court for Davidson County, Tennessee, against TW-Tennessee and against certain guarantors of the lease obligations, including the Company and a Director of the Company. The Landlord has demanded a judgment against TW-Tennessee in excess of $21.8 million, and a judgment jointly and severally against the guarantors named, including the Company and the Director, in the amount of $6,647,582.77 representing a portion of the amounts claimed against TW-Tennessee.

Subsequent to June 30, 2000, the Landlord terminated settlement negotiations and refused to grant a further extension of time to restructure the lease obligations and to answer the suit filed against TW-Tennessee, the Company and the other defendants. As a result, certain defendants including the Company have filed an answer to the suit described above, as well as counterclaims against the Landlord. The Company's management believes that it is probable that it will incur a loss related to the Company's guarantees of TW-Tennessee's obligations and has therefore, established a reserve of $475,000 as of June 30, 2000. The reserve amount was based on the Company's share of the various guarantees and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

We plan to open two additional Company-owned Tumbleweed restaurants during the remainder of 2000, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel, and other factors. As of June 30, 2000, we had one restaurant under construction which opened during July 2000.

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

We have a $6,500,000 mortgage revolving line of credit note (the "Credit Facility"). At June 30, 2000 we had outstanding borrowings under the Credit Facility of $5,072,148. The note bears interest at the Prime Rate plus .25% (9.75% at June 30, 2000) and is due December 31, 2003. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of June 30, 2000 approximately $10,900,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations or cash flows would not be significant.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. As of June 30, 2000, the Company has guaranteed certain TW-Tennessee obligations as follows jointly and severally with TW-Tennessee common members:
a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank totaling approximately $803,000. During 1999, the Landlord under the lease financing agreement declared TW-Tennessee to be in default, and accelerated the rent obligations under the leases. Negotiations ensued between the Landlord and the principals of TW-Tennessee regarding the restructuring of the lease obligations. On May 8, 2000, the Landlord filed suit in the Chancery Court for Davidson County, Tennessee, against TW-Tennessee and against certain guarantors of the lease obligations, including the Company and a Director of the Company. The Landlord has demanded a judgment against TW-Tennessee in excess of $21.8 million, and a judgment jointly and severally against the guarantors named, including the Company and the Director, in the amount of $6,647,582.77 representing a portion of the amounts claimed against TW-Tennessee.

Subsequent to June 30, 2000, the Landlord terminated settlement negotiations and refused to grant a further extension of time to restructure the lease obligations and to answer the suit filed against TW-Tennessee, the Company and the other defendants. As a result, certain defendants including the Company have filed an answer to the suit described above, as well as counterclaims against the Landlord. The Company's management believes that it is probable that it will incur a loss related to the Company's guarantees of TW-Tennessee's obligations and has therefore, established a reserve of $475,000 as of June 30, 2000. The reserve amount was based on the Company's share of the various guarantees and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:
         27.1     Financial Data Schedule

  (b)    Reports on Form 8-K

         Tumbleweed, Inc. filed Form 8-K on May 17, 2000 to report under Item 5 that on May 8, 2000 a suit was filed against TW-Tennessee and against certain guarantors of a lease obligation, including the Company and a Director of the Company. See Note 12 to the financial statements for a further discussion of this matter.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:       August 4, 2000                       Tumbleweed, Inc.

                                                  By:  /s/ James M. Mulrooney
                                                  -----------------------
                                                  James M. Mulrooney
                                                  Executive Vice President
                                                  Chief Financial Officer