Form 10-Q
period 2000-09-30
TUMBLEWEED INC
filed 2000-11-02
CIK 1064535

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

                For the quarterly period ended September 30, 2000

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

The number of shares of common stock, par value of $.01 per share, outstanding on November 1, 2000 was 5,839,230.


Exhibit Index: Page 21

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                          PAGE
  Item 1.   Financial Statements (Unaudited)
    a)  Consolidated Statements of Operations for the nine months
        and three months ended September 30, 2000 and 1999                   3
    b)  Consolidated Balance Sheets as of September 30, 2000 and
        December 31, 1999                                                    4
    c)  Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2000 and 1999                                    5
    d)  Notes to Consolidated Financial Statements                           6

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk     20


PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                              21
  Item 6.    Exhibits and Reports on Form 8-K                               21

Signature                                                                   22

                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Nine Months Ended              Three Months Ended
                                                                       September 30                     September 30
                                                                   2000            1999            2000            1999
                                                               ------------    ------------    ------------    ------------
Revenues:
   Restaurant sales                                            $ 39,186,377    $ 36,719,970    $ 13,478,991    $ 12,792,753
   Commissary sales                                               1,250,098         875,842         394,830         313,194
   Franchise fees and royalties                                     926,960         800,430         273,192         267,768
   Gain from insurance proceeds due to involuntary
     conversion of non-monetary assets                              434,311             -               -               -
   Other revenues                                                   667,872         358,558         294,584         152,161
                                                               ------------    ------------    ------------    ------------
Total revenues                                                   42,465,618      38,754,800      14,441,597      13,525,876
Operating expenses:
   Restaurant cost of sales                                      11,380,258      10,658,321       4,014,588       3,694,473
   Commissary cost of sales                                       1,100,899         789,530         352,403         274,647
   Operating expenses                                            20,569,433      18,409,630       7,156,736       6,454,667
   Selling, general and administrative expenses                   4,832,216       3,761,375       2,033,807       1,269,845
   Preopening expenses                                              486,728         318,320         110,977          63,287
   Depreciation and amortization                                  1,571,356       1,321,989         536,878         459,254
   Loss on guarantees of indebtedness                               725,000             -           250,000             -
                                                               ------------    ------------    ------------    ------------
Total operating expenses                                         40,665,890      35,259,165      14,455,389      12,216,173
                                                               ------------    ------------    ------------    ------------
Income (loss) from operations                                     1,799,728       3,495,635         (13,792)      1,309,703
Other income (expense):
   Interest income                                                   11,630          35,949           3,470          12,352
   Interest expense                                              (1,041,981)       (851,972)       (383,262)       (305,851)
   Loss from investment in TW-Springhurst                            (2,939)            -            (2,939)            -
                                                               ------------    ------------    ------------    ------------
Total other expense                                              (1,033,290)       (816,023)       (382,731)       (293,499)
                                                               ------------    ------------    ------------    ------------
Income (loss) before income taxes and cumulative effect of a
   change in accounting principle                                   766,438       2,679,612        (396,523)      1,016,204
Provision (benefit) for income taxes:
   Current and deferred                                             268,254         937,864        (138,783)        355,671
   Deferred taxes related to change in tax status                       -           639,623             -               -
                                                               ------------    ------------    ------------    ------------
Total provision (benefit) for income taxes                          268,254       1,577,487        (138,783)        355,671
                                                               ------------    ------------    ------------    ------------
Income (loss) before cumulative effect of a change
   in accounting principle                                          498,184       1,102,125        (257,740)        660,533
Cumulative effect of a change in  accounting principle, net
   of tax                                                               -          (341,035)            -               -
                                                               ------------    ------------    ------------    ------------
Net income (loss)                                              $    498,184    $    761,090    $   (257,740)   $    660,533
                                                               ============    ============    ============    ============
Basic and diluted earnings (loss) per share:
   Income (loss) before cumulative effect of a change in
     accounting principle                                      $       0.08    $       0.19    $      (0.04)   $       0.11
   Cumulative effect of a change in accounting principle,
     net of tax                                                         -             (0.06)             -              -
                                                               ------------    ------------    ------------    ------------
   Net income (loss)                                           $       0.08    $       0.13    $      (0.04)   $       0.11
                                                               ============    ============    ============    ============
Pro forma income data:
   Income before income taxes and cumulative effect of a
     change in accounting principle as reported                                $  2,679,612
   Pro forma income taxes                                                          (937,864)
                                                                                -----------
   Pro forma income before cumulative effect of a change
     in accounting principle                                                      1,741,748
   Cumulative effect of a change in accounting principle,
      net of tax                                                                   (341,035)
                                                                                -----------
   Pro forma net income                                                        $  1,400,713
                                                                                ===========
Pro forma basic and diluted earnings per share:
   Pro forma income before cumulative effect of a change
     in accounting principle                                                   $       0.30
   Cumulative effect of a change in accounting principle,
     net of tax                                                                       (0.06)
                                                                                -----------
   Pro forma net income                                                        $       0.24
                                                                                ===========



                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                          September 30   December 31
                                                              2000           1999
                                                          (Unaudited)
                                                         -------------   ------------
Assets
Current assets:
   Cash and cash equivalents                             $    843,534    $    640,189
   Accounts receivable                                        797,537         606,283
   Receivable from insurance company                          258,421             -
   Inventories                                              1,750,734       1,597,794
   Prepaid expenses                                           445,496         389,271
                                                         ------------    ------------
Total current assets                                        4,095,722       3,233,537
Property and equipment, net                                31,769,465      30,147,559
Goodwill, net of accumulated amortization of
   $635,973 in 2000 and $551,478 in 1999                    2,919,422       2,737,265
Investment in TW-Springhurst                                   77,061             -
Other assets                                                  484,049         460,817
                                                         ------------    ------------
Total assets                                             $ 39,345,719    $ 36,579,178
                                                         ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                      $  1,768,686    $  1,102,024
   Accrued liabilities                                      2,478,296       1,832,736
   Deferred income taxes                                      201,962         286,885
   Current maturities on long-term
     debt and capital leases                                1,987,327       1,028,443
                                                         ------------    ------------
Total current liabilities                                   6,436,271       4,250,088

Long-term liabilities:
   Long-term debt, less current maturities                 11,419,547      11,347,047
   Capital lease obligations, less current maturities       2,730,076       2,769,339
   Deferred income taxes                                      798,501         489,869
   Other liabilities                                          155,000         160,000
                                                         ------------    ------------
Total long-term liabilities                                15,103,124      14,766,255
                                                         ------------    ------------
Total liabilities                                          21,539,395      19,016,343

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                              -               -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued
     at September 30, 2000 and December 31, 1999               58,818          58,818
   Paid-in capital                                         16,294,006      16,294,006
   Treasury stock, 42,400 shares at September 30, 2000       (254,695)            -
   Retained earnings                                        1,708,195       1,210,011
                                                         ------------    ------------
     Total stockholders' equity                            17,806,324      17,562,835
                                                         ------------    ------------
Total liabilities and stockholders' equity               $ 39,345,719    $ 36,579,178
                                                         ============    ============

See accompanying notes.


                                Tumbleweed, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                   Nine Months Ended
                                                                      September 30
                                                                  2000           1999
                                                              -----------    -----------

Operating activities:
   Net income                                                 $   498,184    $   761,090
   Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                           1,571,356      1,321,989
        Deferred income taxes                                     223,709        714,982
        Loss on guarantees of indebtedness                        725,000            -
        Loss from investment in TW-Springhurst                      2,939            -
        Gain from insurance proceeds due to involuntary
          conversion of non-monetary assets                      (434,311)           -
        Loss on disposition of property and equipment              18,225         23,004
        Changes in operating assets and liabilities:
          Accounts receivable                                    (150,233)       (53,683)
          Inventories                                            (148,571)      (104,851)
          Deferred preopening expenses                                -          524,669
          Prepaid expenses                                        (57,642)       (47,080)
          Other assets                                            (40,756)       (45,671)
          Accounts payable                                        666,662         44,563
          Accrued liabilities                                     (90,040)       (24,604)
          Other liabilities                                        (5,000)       110,252
                                                              -----------    -----------
Net cash provided by operating activities                       2,779,522      3,224,660

Investing activities:
    Purchases of property and equipment                        (2,742,942)    (6,054,489)
    Insurance proceeds for property and equipment                 860,654            -
    Acquisition of business                                      (929,400)           -
   Investment in TW-Springhurst                                   (80,000)           -
                                                              -----------    -----------
Net cash used in investing activities                          (2,891,688)    (6,054,489)



Financing activities:
   Proceeds from common stock offering                                -        7,765,397
   Proceeds from issuance of long-term debt                     3,981,804      6,493,435
   Payments on long-term debt and capital lease obligations    (3,411,598)    (5,480,652)
   Payment on short-term borrowings                                   -       (6,990,348)
   Purchase of treasury stock                                    (254,695)           -
   Payment of public offering costs                                   -         (492,571)
                                                              -----------    -----------
Net cash provided by financing activities                         315,511      1,295,261
                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents              203,345     (1,534,568)

Cash and cash equivalents at beginning of period                  640,189      1,898,973
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   843,534    $   364,405
                                                              ===========    ===========

Supplemental cash flow information:
   Cash paid for interest, net of amount capitalized          $ 1,044,637    $   853,523
                                                              ===========    ===========
   Cash paid for income taxes                                 $   300,410    $   623,945
                                                              ===========    ===========

See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


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

RESTAURANT FACILITIES

As of September 30, 2000, the Company owns and operates 34 restaurants in Kentucky, Indiana and Ohio and franchises an additional 19 restaurants in Kentucky, Indiana, Illinois, Wisconsin, West Virginia and Michigan. The Company also licenses seven restaurants in Germany, Jordan, Saudi Arabia, Egypt and England. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the nine months ended September 30, 2000.


Company-owned restaurants:
     In operation, beginning of year                  29
     Restaurants opened                                4
     Restaurants purchased from franchisee             1
                                                --------
                                                      34
                                                --------

Franchise and licensed restaurants:
     In operation, beginning of year                  22
     Restaurants opened                                7
     Restaurants closed                               (2)
     Restaurants sold to Tumbleweed, Inc.             (1)
                                                --------
                                                      26
                                                --------
         System Total                                 60
                                                ========


Subsequent  to  September  30,  2000,   one  franchise   restaurant   opened  in
Mechanicsville, Virginia, one franchise restaurant ceased operations in Beckley, West Virginia and one licensed restaurant opened in Istanbul, Turkey.

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

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the nine months and three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

PRO FORMA FINANCIAL INFORMATION

Pursuant to the rules and regulations of the Securities and Exchange Commission, the pro forma net income in the accompanying pro forma income data for the nine months ended September 30, 1999 reflects a pro forma adjustment to income before income taxes and cumulative effect of a change in accounting principle for federal and state income taxes as if the Company had been a regular corporate taxpayer since its inception. Pro forma income taxes for 1999 excludes the deferred tax effects of Tumbleweed changing from a limited liability company (which is taxed as a partnership) to a regular corporate taxable status on January 1, 1999. Pro forma income taxes for 1999 are at an estimated effective rate of 35%.

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

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                         September 30        December 31
                                             2000               1999
                                       ----------------     -------------

Accrued payroll and related taxes      $      1,362,568    $      611,566
Accrued insurance and fees                       54,596           251,923
Accrued taxes, other than payroll               353,895           423,954
Gift certificate liability                      145,159           396,747
Reserve for loss on guarantees of
  indebtedness                                  481,316                 -
Other                                            80,762           148,546
                                        ---------------    --------------
                                        $     2,478,296    $    1,832,736
                                        ===============    ==============

4.   LONG-TERM DEBT

Long-term debt consists of:

                                                     September 30   December 31
                                                         2000          1999
                                                     ------------   -----------
Secured $6,500,000  mortgage  revolving line of
  credit note, bearing interest at prime rate
  plus .25% (9.75% at September 30, 2000), due
  December 31, 2003                                  $  5,251,148   $ 5,242,148

Secured mortgage note payable, bearing interest
  at commercial paper rate plus 2.65% (9.21% at
  September 30, 2000), due February 17, 2006            2,548,907     2,691,433

Secured mortgage note payable,  bearing interest at
  prime rate plus 1% (10.5% at September 30, 2000),
  payable in monthly installments through October 1,
  2017                                                  1,044,372     1,061,614

                              (Continued next page)

                                                       September 30  December 31
                                                           2000         1999
                                                       -----------  ------------
Secured mortgage note payable, bearing interest at
  8.75%, payable in monthly installments through
  February 15, 2008                                    $   931,002  $    957,992

Secured mortgage note payable bearing interest at
  commercial paper rate plus 2.65% (9.21% at
  September 30, 2000), due December 31, 2000               800,000         4,395

Secured mortgage note payable, bearing interest
  at prime rate (9.5% at September 30, 2000), payable
  in monthly installments through March 1, 2006            647,245       658,071

Secured mortgage note payable, bearing interest at
  prime rate plus 1.25% (10.75% at September 30,
  2000), payable in monthly installments through
  November 27, 2016                                        606,250       634,375

Secured mortgage note payable, bearing interest at
  10.52%, payable in monthly installments through
  August 18, 2005                                          527,476             -

Other installment notes payable                            467,655       620,204
                                                       -----------   -----------
                                                        12,824,055    11,870,232
Less current maturities                                  1,404,508       523,185
                                                       -----------   -----------
Long-term debt                                        $ 11,419,547  $ 11,347,047
                                                       ===========   ===========



Property and equipment with a net book value of approximately $20,000,000 at September 30, 2000 collateralize the Company's long-term debt.

See Note 13 for information regarding an additional mortgage revolving line of credit which was obtained by the Company subsequent to September 30, 2000.

5.  RELATED PARTY TRANSACTIONS

As of September 30, 2000, accounts receivable includes $142,604 of management fees, royalties, a franchise fee and reimbursement of store payroll costs due from three related party limited liability companies who own three Tumbleweed franchise restaurants. The management fees are a result of agreements which require the related franchisee to pay certain fees to the Company in exchange for the Company providing operations management and accounting services to the franchisee. The royalties and franchise fee are a result of the franchise agreements between the Company and related companies. The Company anticipates that the amounts due will be collected in full. Franchise fees and royalties recorded by the Company in relation to the three related party companies were $158,004 during the nine months ended September 30, 2000 and were $24,324 during the three months ended September 30, 2000. Management fees related to these entities totaled $35,336 during the nine month period and were $16,215 during the three month period. There were no revenues from these related companies during the 1999 nine month period.

The Company has guaranteed, under its letter of credit with an equipment supplier, the purchase of a related franchisee's equipment package. As of September 30, 2000, the franchisee owes the supplier $157,442.

Certain directors and officers of the Company own substantial interests in the limited liability companies discussed above.

During the quarter ended September 30, 2000, the Company assumed a TW-Tennessee, LLC equipment lease which it had previously guaranteed (see Note 14). The equipment will be utilized in the reconstruction of the Company- owned restaurant which was destroyed as a result of a fire (see Note 10). The capital lease had a balance of approximately $225,000 on the date the lease was assumed.

See Note 6, Note 7 and Note 13 for additional related party transactions.

6.  INVESTMENT IN TW-SPRINGHURST

During the three months ended September 30, 2000, the Company made an initial $80,000 investment in TW- Springhurst, LLC. ("TW-Springhurst"). The Company has a 50% member interest with the remaining 50% held by TW-Springhurst Investors, LLC. A director of the Company and an officer of the Company own TW-Springhurst Investors, LLC. The initial purpose of the limited liability company is to construct and operate a Tumbleweed restaurant in Louisville, Kentucky. On August 29, 2000, a Management Agreement was signed between TW- Springhurst and the Company which provides that the Company will manage the day-to-day operations of the restaurant. As of September 30, 2000, TW-Springhurst had a commitment of approximately $450,000 in connection with the construction of the restaurant.

7.  ACQUISITION OF BUSINESS

On August 14, 2000, the Company purchased the assets of an Evansville, Indiana Tumbleweed restaurant from TW- Evansville, LLC (a limited liability company in which certain directors and officers of the Company own a substantial interest) for $929,400. The Company also assumed TW-Evansville, LLC's equipment capital lease which had a balance of approximately $197,000 on the date of purchase. The purchase price for the business and property was at fair market value as determined by an independent business valuation appraisal. The purchase price was funded by cash reserves and funds drawn on the Company's mortgage revolving lines of credit. The acquisition has been accounted for as a purchase and accordingly, the results of operations of the acquired business are included in the Company's results of operations since the date of acquisition.

The purchase price has been allocated as follows based upon the fair values of the assets acquired and liabilities assumed.


Assets and liabilities acquired:
  Inventory                         $       47,356
  Building                                 585,000
  Equipment                                235,000
  Deposits                                   3,000
  Accrued property taxes                  (10,600)
  Capital lease obligation               (197,008)
                                     -------------
                                           662,748
Goodwill                                   266,652
                                     -------------
                                    $      929,400
                                     =============

8.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the nine months and three months ended September 30, 2000 and 1999 in accordance with FAS 128, "Earnings per Share."

                                                                    Nine Months Ended       Three Months Ended
                                                                      September 30             September 30

                                                                   2000         1999         2000        1999
                                                                ----------   ----------   ----------   ---------
Numerator:
   Income (loss) before cumulative effect of a change
    in accounting principle                                    $   498,184  $ 1,102,125  $ (257,740)  $  660,533
   Cumulative effect of a change in accounting principle,
    net of tax                                                           -     (341,035)           -           -
                                                                ----------   ----------   ----------   ---------
   Net income (loss)                                           $   498,184  $   761,090  $ (257,740)  $  660,533
                                                                ==========   ==========   ==========   =========
   Pro forma income data :
     Pro forma income before cumulative effect of a change
      in accounting principle                                               $ 1,741,748
     Cumulative effect of a change in accounting principle,
      net of tax                                                               (341,035)
                                                                             ----------
     Pro forma net income                                                   $ 1,400,713
                                                                             ==========
Denominator :
   Weighted average shares
     outstanding - basic                                         5,852,947    5,881,630    5,840,871   5,881,630
   Effect of dilutive securities:
     Employee stock options                                        127,687            -       23,001           -
                                                                ----------   ----------   ----------   ---------
   Denominator for diluted earnings
     per share-adjusted weighted
     average and assumed conversions                             5,980,634    5,881,630    5,863,872   5,881,630
                                                                ==========   ==========   ==========   =========

9.   SEGMENT INFORMATION

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

Segment information for the nine months ended September 30 is as follows:


2000:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  39,186,377    $     1,250,098    $    2,029,143    $  42,465,618
Intersegment revenues                                        -          1,875,137                 -        1,875,137
General and
   administrative expenses                                   -                  -         3,705,115        3,705,115
Advertising expenses                                         -                  -         1,127,101        1,127,101
Depreciation and
   amortization                                      1,240,553             89,564           241,239        1,571,356
Net interest expense                                         -            132,075           898,276        1,030,351
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                              5,299,579             60,520        (4,593,661)         766,438



1999:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  36,719,970    $       875,842    $    1,158,988    $  38,754,800
Intersegment revenues                                        -          2,043,630                 -        2,043,630
General and
   administrative expenses                                   -                  -         2,780,399        2,780,399
Advertising expenses                                         -                  -           980,976          980,976
Depreciation and
   amortization                                      1,059,729             89,064           173,196        1,321,989
Net interest expense                                         -            128,875           687,148          816,023
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                              5,873,097             69,769        (3,263,254)       2,679,612


Segment information for the three months ended September 30 is as follows:


2000:
                                                  Restaurant         Commissary        Corporate          Totals
                                                 -------------     --------------     ------------     -------------
Revenues from external
   customers                                    $   13,478,991    $       394,830    $     567,776    $   14,441,597
Intersegment revenues                                        -            592,246                -           592,246
General and
   administrative expenses                                   -                  -        1,523,793         1,523,793
Advertising expenses                                         -                  -          510,014           510,014
Depreciation and
   amortization                                        426,553             29,988           80,337           536,878
Net interest expense                                         -             44,025          335,767           379,792
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                              1,695,634             12,824       (2,104,981)        (396,523)


1999:
                                                  Restaurant         Commissary        Corporate          Totals
                                                 -------------     --------------     ------------     -------------
Revenues from external
   customers                                    $   12,792,753    $       313,194    $     419,929    $   13,525,876
Intersegment revenues                                        -            730,787                -           730,787
General and
   administrative expenses                                   -                  -          899,253           899,253
Advertising expenses                                         -                  -          370,592           370,592
Depreciation and
   amortization                                        371,036             29,688           58,530           459,254
Net interest expense                                         -             44,025          249,474           293,499
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                              1,925,026             54,776         (963,598)        1,016,204



10.  INVOLUNTARY CONVERSION OF  NON-MONETARY ASSETS

As a result of a fire which occurred June 7, 2000 at a Company-owned restaurant in Kentucky, an involuntary conversion of non-monetary assets occurred which resulted in a $434,311 gain. The gain represents the difference between the carrying amount of the restaurant's assets which were destroyed (building, equipment and inventory of $725,785, in total, at the time of the fire) and the amount to be collected from the insurance company ($1,160,096). In addition, the Company has accrued a receivable of approximately $225,000 from the insurance company in relation to business interruption ($160,000) and continuing expenses ($65,000) of which approximately $165,000 was accrued during the three months ended September 30, 2000 for business interruption ($120,000) and continuing expenses ($45,000).

11.  INCOME TAXES

Concurrent with the merger of the Company as described in Note 1, Tumbleweed converted from a limited liability company into a C corporation and is now subject to federal and state income taxes. As of the date of the merger, the Company recorded a net deferred tax liability and corresponding income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities. At the date of the merger, the net differences equaled approximately $1,780,000 resulting in a net deferred tax liability and corresponding income tax expense of $639,623 which is included in the deferred income tax provision in the accompanying statement of income for the nine months ended September 30, 1999.

Income taxes on the Company's income for the nine months and three months ended September 30, 2000 and 1999 have been provided for at an estimated effective tax rate of 35%.

12.  TREASURY STOCK

On January 14, 2000, the Board of Directors approved the repurchase from time to time of up to $500,000 of the Company's Common Stock. Purchases may be made in the open market as well as by private transaction at times and prices considered appropriate by the Company, subject to applicable rules and regulations. The purchases will be funded by cash reserves. Through September 30, 2000, the Company has repurchased 42,400 shares at a total cost of $254,695.

13.  SUBSEQUENT EVENTS

On October 1, 2000, the Company purchased the assets of the Medina, Ohio Tumbleweed restaurant from TW- Medina, LLC (a limited liability company in which certain directors of the Company own a substantial interest) for $860,000. The purchase price was at fair market value as determined by an independent business valuation appraisal. The purchase price was funded by cash reserves and funds drawn on the Company's mortgage revolving lines of credit.

On October 3, 2000, the Company obtained an additional $6,500,000 mortgage revolving line of credit with a bank. The note bears interest at the Prime Rate plus .25% and is due October 3, 2001. The current maximum amount available on the revolving line of credit is $1,440,000 which can be increased up to $6,500,000 as additional collateral is provided by the Company. The note imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

14.  CONTINGENCIES

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW-Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. As of September 30, 2000, the Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank totaling approximately $560,000.

During 1999, the Landlord under the lease financing agreement declared TW-Tennessee to be in default, and accelerated the rent obligations under the leases. On May 8, 2000, the Landlord filed suit in the Chancery Court for Davidson County, Tennessee, against TW-Tennessee and against certain guarantors of the lease obligations, including the Company and a Director of the Company. Subsequent to September 30, 2000, the Company and certain guarantors of the lease obligations reached an agreement with the Landlord, under which the Company and such guarantors paid certain sums to the Landlord as a final settlement of all claims of the Landlord, and the Landlord dismissed its legal action against and released the Company from further liability under its guarantees.

Subsequent to September 30, 2000, the lessor under the equipment leases with TW-Tennessee declared TW- Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company is unaware of the institution of any legal action by the lessor to enforce the guarantees.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases, the Company has incurred a loss, and the Company's management believes that it is probable that it will incur additional losses, related to the Company's guarantees of TW-Tennessee's obligations. In light of the recent developments during the three months ended September 30, 2000, the Company provided an additional reserve of $250,000 related to the Company's guarantees of the TW-Tennessee obligations which increased the previously established reserve to $725,000. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter.

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

Of the 60 Tumbleweed restaurants as of September 30, 2000, we owned and operated 34 restaurants in Kentucky, Indiana and Ohio, franchised 19 restaurants in Indiana, Illinois, Kentucky, Wisconsin, West Virginia and Michigan, and licensed seven restaurants in Germany, Jordan, Saudi Arabia, Egypt and England. Since September 30, 2000, one franchise restaurant opened in Mechanicsville, Virginia and one licensed restaurant opened in Istanbul, Turkey. Also subsequent to September 30, 2000, the Company acquired a Tumbleweed restaurant from a related party. See Note13 in the accompanying financial statements for details of the transaction.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table, on the next page, sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.


                                                          Nine  Months Ended                Three Months Ended
                                                             September 30                      September  30
                                                       2000               1999             2000             1999
                                                   -------------     -------------    -------------    -------------
Revenues:
   Restaurant sales                                         92.3 %            94.7 %           93.3 %           94.6 %
   Commissary sales                                          2.9               2.3              2.7              2.3
   Franchise fees and royalties                              2.2               2.1              1.9              2.0
   Gain from insurance proceeds due to involuntary
     conversion of non-monetary assets                       1.0                 -                -                -
   Other revenues                                            1.6               0.9              2.1              1.1
                                                   -------------     -------------    -------------    -------------
     Total revenues                                        100.0             100.0            100.0            100.0
Operating expenses:
   Restaurant cost of sales (1)                             29.0              29.0             29.8             28.9
   Commissary cost of sales (2)                             88.1              90.1             89.2             87.7
   Operating expenses (1)                                   52.5              50.1             53.1             50.5
   Selling, general and administrative expenses             11.4               9.7             14.1              9.4
   Preopening expenses                                       1.1               0.8              0.8              0.5
   Depreciation and amortization                             3.7               3.4              3.7              3.4
   Loss on guarantees of indebtedness                        1.7                 -              1.7                -
                                                   -------------     -------------    -------------    -------------
     Total operating expenses                               95.8              91.0            100.1             90.3
                                                   -------------     -------------    -------------    -------------
     Income from operations                                  4.2               9.0             (0.1)             9.7
Other expense, net                                          (2.4)             (2.1)            (2.6)            (2.2)
                                                   -------------     -------------    -------------    -------------
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                                      1.8               6.9             (2.7)             7.5
Provision (benefit) for income taxes:
   Current and deferred                                      0.6               2.4             (0.9)             2.6
   Deferred taxes related to change in tax status              -               1.6                -
                                                   -------------     -------------    -------------    -------------
Total provision (benefit) for income taxes                   0.6               4.0             (0.9)             2.6
                                                   -------------     -------------    -------------    -------------
Income (loss) before cumulative effect
   of a change in accounting principle                       1.2               2.9             (1.8)             4.9
Cumulative effect of a change in
   accounting principle, net of tax                            -              (0.9)               -                -
                                                   -------------     -------------    -------------    -------------
Net  income (loss)                                           1.2 %             2.0 %           (1.8 )%           4.9%
                                                   =============     =============    =============    =============
Pro forma income data:
   Income before income taxes and
     cumulative effect of a change in
     accounting principle as reported                                          6.9 %
   Pro forma income taxes (3)                                                 (2.4)
                                                                     -------------
   Pro forma income before cumulative
     effect of a change in accounting principle                                4.5
   Cumulative effect of a change in
     accounting principle, net of tax                                         (0.9)
                                                                     -------------
   Pro forma net income                                                        3.6 %
                                                                     =============

(1)    As percentage of restaurant sales.
(2)    As percentage of commissary sales.
(3) The pro forma income taxes reflect the effect of the corporate reorganization on the historical net income assuming the Company was taxed as a C corporation for income tax purposes since its inception with an assumed combined federal and state effective tax rate of 35%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenues increased by $3,710,818 or 9.6% for the nine months ended September 30, 2000 compared to the same period in 1999 primarily as a result of the following:

   Restaurant sales increased by $2,466,407 or 6.7% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase is due primarily to the addition of six Company-owned restaurants since September 30, 1999. The increase is partially offset by a 3.0% decrease in same store sales for the nine month period.

   Commissary sales to franchised and licensed restaurants increased by $374,256 or 42.7% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase is due primarily to the addition of nine franchised or licensed restaurants since September 30, 1999.

   Franchise fees and royalties increased by $126,530 or 15.8% for the nine months ended September 30, 2000 compared to the same period in 1999 as a result of an increase in royalty income due primarily to additional franchise stores. Franchise fees were the same in both periods.

   The gain from insurance proceeds was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 10 of the accompanying financial statements for a detail discussion.

   Other revenues increased by $309,314 or 86.3% for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to an increase in volume related purchasing rebates. In addition, other revenues for the 2000 nine month period includes $160,000 of insurance proceeds as it relates to a business interruption as a result of a fire at a Company-owned restaurant. See Note 10 of the accompanying financial statements for a detail discussion. There was no similar income in the 1999 nine month period.

Restaurant cost of sales increased by $721,937 or 6.8% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was principally due to the opening of six additional Company-owned restaurants since September 30, 1999. Restaurant cost of sales as a percentage of sales was 29.0% for the nine months ended September 30, 2000 and 1999.

Commissary cost of sales increased $311,369 or 39.4% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase in commissary cost of sales is due primarily to the addition of nine franchised or licensed restaurants since September 30, 1999. As a percentage to commissary sales, commissary cost of sales decreased 2.0% for the nine months ended September 30, 2000 compared to the same period in 1999 due to lower manufactured food costs in 2000.

Restaurant operating expenses increased by $2,159,803 or 11.7% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase reflects the addition of six Company-owned restaurants since September 30, 1999. Operating expenses increased as a percentage of restaurant sales to 52.5% for the nine months ended September 30, 2000 from 50.1% for the same period in 1999 primarily due to a 0.5% increase in promotional costs and a 0.7% increase in management payroll costs.

Selling, general and administrative expenses increased by $1,070,841 or 28.5% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was due in part to additional payroll costs of approximately $280,000 which were incurred as a result of the retirement of the President and CEO of the Company and the restructuring of the corporate staff. The increase in selling, general and administrative expenses for the nine month period is also due in part to the addition of management personnel to support the growing restaurant base and increased advertising and outside professional service costs. As a percentage to total revenues, selling, general and administrative expenses were 11.4% and 9.7% of revenues for the nine months ended September 30, 2000 and 1999, respectively.

Preopening expenses were $486,728 and $318,320 for the nine months ended September 30, 2000 and 1999, respectively. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening.

Depreciation and amortization expense increased $249,367 or 18.9% for the nine months ended September 30, 2000 compared to the same period in 1999 due primarily to the addition of six Company-owned restaurants since September 30, 1999.

Net interest expense increased $214,328 or 26.3% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants and increases in the prime interest rate during 1999 and 2000.

The combined effective federal and state income tax rate was approximately 35% for the nine months ended September 30, 2000 and 1999 excluding the charge related to change in tax status. As a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, we recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

The Company's income before cumulative effect of a change in accounting principle decreased $1,243,564 or 71.4% for the nine months ended September 30, 2000 compared to pro forma income before cumulative effect of a change in accounting principle for the nine months ended September 30, 1999. Earnings per share before cumulative effect of a change in accounting principle was $0.08 for the nine months ended September 30, 2000 as compared to pro forma earnings per share before cumulative effect of a change in accounting principle of $0.30 for the nine months ended September 30, 1999.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenues increased by $915,721 or 6.8% for the three months ended September 30, 2000 compared to the same period in 1999 primarily as a result of the following:

   Restaurant sales increased by $686,238 or 5.4% for the three months ended September 30, 2000 compared to the same period in 1999. The increase is due primarily to the addition of six Company-owned restaurants since September 30, 1999. The increase is partially offset by a 3.1% decrease in same store sales for the three month period.

   Commissary sales to franchised and licensed restaurants increased by $81,636 or 26.1% for the three months ended September 30, 2000 compared to the same period in 1999. The increase is due primarily to the addition of nine franchised or licensed restaurants since September 30, 1999.

   Franchise fees and royalties increased by $5,424 or 2.0% for the three months ended September 30, 2000 compared to same period in 1999. The increase in franchise fees and royalty income was due to increased royalty income of $40,424 during the three months ended September 30, 2000 compared to the same period in 1999. The increase in royalty income was partially offset by a $35,000 decrease in franchise fees for the three month period due to the fact that during the 1999 three month period, one new franchised restaurant opened compared to none during the 2000 three month period.

   Other revenues increased by $142,423 or 93.6% for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to the fact that other revenues for the 2000 three month period includes $120,000 of insurance proceeds as it relates to a business interruption as a result of a fire at a Company-owned restaurant. See Note 10 of the accompanying financial statements for a detail discussion. There was no similar income in the 1999 three month period.

Restaurant cost of sales increased by $320,115 or 8.7% for the three months ended September 30, 2000 compared to the same period in 1999. The increase was principally due to the opening of six additional Company-owned restaurants since September 30, 1999. Restaurant cost of sales increased as a percentage of sales by 0.9% to 29.8% for the three months ended September 30, 2000 compared to 28.9% during the same period in 1999.

Commissary cost of sales increased $77,756 or 28.3% for the three months ended September 30, 2000 compared to the same period in 1999. The increase in commissary cost of sales is due primarily to the addition of nine franchised or licensed restaurants since September 30, 1999 . As a percentage to sales, commissary cost of sales increased 1.5% for the three months ended September 30, 2000 compared to the same period in 1999.

Restaurant operating expenses increased by $702,069 or 10.9% for the three months ended September 30, 2000 compared to the same period in 1999. The increase reflects the addition of six Company-owned restaurants since

September 30, 1999. Operating expenses increased as a percentage of restaurant sales to 53.1% for the three months ended September 30, 2000 from 50.5% for the same period in 1999 primarily due to a 1.8% increase in payroll costs.

Selling, general and administrative expenses increased by $763,926 or 60.2% for the three months ended September 30, 2000 compared to the same period in 1999. The increase was due in part to additional payroll costs of approximately $280,000 which were incurred as a result of the retirement of the President and CEO of the Company and the restructuring of the corporate staff. The increase in selling, general and administrative expenses for the three month period is also due in part to the addition of management personnel to support the growing restaurant base and increased advertising and outside professional service costs. As a percentage to total revenues, selling, general and administrative expenses were 14.1% and 9.4% of revenues for the three months ended September 30, 2000 and 1999, respectively.

Preopening expenses were $110,977 and $63,287 for the three months ended September 30, 2000 and 1999, respectively. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening.

Depreciation and amortization expense increased $77,624 or 16.9% for the three months ended September 30, 2000 compared to the same period in 1999 due primarily to the addition of six Company-owned restaurants since September 30, 1999.

Net interest expense increased $86,293 or 29.4% for the three months ended September 30, 2000 compared to the same period in 1999. The increase resulted from increased borrowing to fund the growth in Company-owned restaurants and increases in the prime interest rate during 1999 and 2000.

The combined effective federal and state income tax rate was approximately 35% for the three months ended September 30, 2000 and 1999.

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


                                                       Nine Months Ended
                                                          September 30

                                                    2000                1999
                                                -------------       ------------
Net cash provided by operations                $    2,779,522      $   3,224,660
Purchases of property and equipment                 2,742,942          6,054,489
Acquisition of business                               929,400                  -
Insurance proceeds for property and equipment         860,654                  -
Proceeds from common stock offering                         -          7,765,397
Net borrowings on long-term
   debt and capital lease obligations                 570,207          1,012,783
Payment on short-term borrowings                            -          6,990,348

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

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. As of September 30, 2000, the Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank totaling approximately $560,000.

During 1999, the Landlord under the lease financing agreement declared TW-Tennessee to be in default, and accelerated the rent obligations under the leases. On May 8, 2000, the Landlord filed suit in the Chancery Court for Davidson County, Tennessee, against TW-Tennessee and against certain guarantors of the lease obligations, including the Company and a Director of the Company. Subsequent to September 30, 2000, the Company and certain guarantors of the lease obligations reached an agreement with the Landlord, under which the Company and such guarantors paid certain sums to the Landlord as a final settlement of all claims of the Landlord, and the Landlord dismissed its legal action against and released the Company from further liability under its guarantees.

Subsequent to September 30, 2000, the lessor under the equipment leases with TW-Tennessee declared TW-Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company is unaware of the institution of any legal action by the lessor to enforce the guarantees.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases, the Company has incurred a loss, and the Company's management believes that it is probable that it will incur additional losses, related to the Company's guarantees of TW-Tennessee's obligations. In light of the recent developments during the three months ended September 30, 2000, the Company provided an additional reserve of $250,000 related to the Company's guarantees of the TW-Tennessee obligations which increased the previously established reserve to $725,000. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

We plan to open by the end of the year the restaurant which will be owned by TW-Springhurst as described in Note 6 in the accompanying financial statements. This will depend on the hiring and training of sufficiently skilled management and other personnel and other factors. As of September 30, 2000, TW-Springhurst had a commitment of approximately $450,000 in connection with the construction of the restaurant.

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

We have a $6,500,000 mortgage revolving line of credit note (the "Credit Facility"). At September 30, 2000 we had outstanding borrowings under the Credit Facility of $5,251,148. The note bears interest at the Prime Rate plus .25% (9.75% at September 30, 2000) and is due December 31, 2003. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

On October 3, 2000, the Company obtained an additional $6,500,000 mortgage revolving line of credit with a bank. The note bears interest at the Prime Rate plus .25% and is due October 3, 2001. The current maximum amount available on the revolving line of credit is $1,440,000 which can be increased up to $6,500,000 as additional collateral is provided by the Company. The note imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." The SOP was effective beginning January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. Prior to 1999, we capitalized our preopening costs incurred in connection with opening new restaurant locations. The unamortized balance of the Company's deferred preopening costs ($524,669 as of December 31, 1998) were written- off (net of income taxes of $183,634) as a cumulative effect of an accounting change on January 1, 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of September 30, 2000 approximately $11,240,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations or cash flows would not be significant.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. As of September 30, 2000, the Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank totaling approximately $560,000.

During 1999, the Landlord under the lease financing agreement declared TW-Tennessee to be in default, and accelerated the rent obligations under the leases. On May 8, 2000, the Landlord filed suit in the Chancery Court for Davidson County, Tennessee, against TW-Tennessee and against certain guarantors of the lease obligations, including the Company and a Director of the Company. Subsequent to September 30, 2000, the Company and certain guarantors of the lease obligations reached an agreement with the Landlord, under which the Company and such guarantors paid certain sums to the Landlord as a final settlement of all claims of the Landlord, and the Landlord dismissed its legal action against and released the Company from further liability under its guarantees.

Subsequent to September 30, 2000, the lessor under the equipment leases with TW-Tennessee declared TW-Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company is unaware of the institution of any legal action by the lessor to enforce the guarantees.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases, the Company has incurred a loss, and the Company's management believes that it is probable that it will incur additional losses, related to the Company's guarantees of TW-Tennessee's obligations. In light of the recent developments during the three months ended September 30, 2000, the Company provided an additional reserve of $250,000 related to the Company's guarantees of the TW-Tennessee obligations which increased the previously established reserve to $725,000 The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits:

         27.1  Financial Data Schedule

 (b)     Reports on Form 8-K

         Tumbleweed, Inc. filed Form 8-K on August 10, 2000 to report under Item 5 that, on August 2, 2000, the Board of Directors of the Company appointed Mr. Terrance A. Smith the Chairman of the Board, President and Chief Executive Officer. The appointment of Mr. Smith followed the announcement by John A. Butorac of his decision to retire as President and CEO of the Company. Mr. Butorac will continue as a director of the Company.

         The filing also reported that, on August 2, 2000, the Board of Directors accepted the resignation of Mr. W. Roger Drury, formerly a Director of the Company.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:       November  2, 2000                         Tumbleweed, Inc.

                                             By:  /s/  James M. Mulrooney
                                                       ------------------
                                                       James M. Mulrooney
                                                       Executive Vice President
                                                       Chief Financial Officer