Form 10-K
period 2000-12-31
TUMBLEWEED INC
filed 2001-03-30
CIK 1064535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

            {X} Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                                       or
          { } Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                For the transition period from ______ to ______.

                        Commission file number 333-57931

                                TUMBLEWEED, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                61-1327945
----------------------------------------  --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2301 River Road
Louisville, Kentucky                                      40206
----------------------------------------  --------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 2001, was approximately $5,100,000. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 20, 2001 ($2.56) as reported on The Nasdaq Stock Market's National Market.

The number of shares of common stock, par value of $.01 per share, outstanding on March 20, 2001, was 5,839,230.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                    Documents from which portions are
Part of Form 10-K                   incorporated by reference
----------------------              --------------------------------------------
        Part III                    Proxy statement relating to the registrant's
                                    Annual Meeting of Shareholders to be held
Exhibit Index: Page 49-50           May 24, 2001

                                TUMBLEWEED, INC.

                                     PART I



ITEM 1. BUSINESS

At December 31, 2000, we owned, franchised or licensed 63 Tumbleweed Southwest Mesquite Grill & Bar ("Tumbleweed") restaurants. We owned and operated 36 Tumbleweed restaurants in Kentucky, Indiana and Ohio including one restaurant which is 50% owned through a joint venture. There were 19 franchised Tumbleweed restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia, West Virginia and Wisconsin, and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. Tumbleweed Southwest Mesquite Grill & Bar restaurants feature sophisticated Tex-Mex and mesquite grilled food served in a casual dining atmosphere evoking the American Southwest. Tumbleweed restaurants are open seven days a week (excluding certain holidays) for lunch and dinner and generally offer a full service bar.

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

ONE CONCEPT OFFERING AMERICAN SOUTHWEST GRILLED ITEMS AND MEXICAN FOOD. The Tumbleweed menu is intended to distinguish Tumbleweed from competing Mexican and casual dining concepts by offering both distinctively seasoned, spicier versions of burritos, enchiladas, tacos, salads, and other popular Tex-Mex dishes, as well as an assortment of grilled steaks, ribs, pork chops, chicken and seafood selections. Management believes this approach appeals to a broader segment of the population and encourages customers to visit the restaurants more often.

The Tumbleweed menu features distinctively seasoned versions of popular Tex-Mex dishes and mesquite grilled selections. Customers receive complementary chips and salsa, and can choose from a selection of appetizers including such Tumbleweed specialties as chile con queso and white chili, as well as guacamole, nachos, quesadillas, buffalo chicken strips and stuffed potato skins. The Tex-Mex menu offers burritos, enchiladas, tacos, tamales, chimichangas and other items served both individually and in various combination dinners accompanied by rice and refried, baked or black beans. Customers may also choose from an assortment of fajitas, ribs, chicken, steak, pork chops, and seafood prepared over an open gas-fired mesquite wood grill and served with Texas Toast, salad, and a choice of baked potato, baked sweet potato, southwest fries, rice, and refried, baked or black beans. Mesquite grilled items are available as sandwiches as well as entrees. A variety of specialty stuffed potatoes and salads featuring refried beans, seasoned beef, shredded or fried strips of chicken, mesquite grilled chicken or seafood, and other traditional ingredients rounds out the menu. The Company periodically introduces new items that complement its present menu selections, a lunch menu as well as seasonal menus to increase the frequency of guest visits.

Tumbleweed restaurants typically contain full-service bars offering a wide assortment of mixed drinks, wines, domestic and imported beers and featuring the Tumbleweed margarita. Alcoholic beverages accounted for approximately 12.0% of restaurant sales during 2000.

Tumbleweed's menu pricing is designed to create a strong perception of value by consumers. Prices for Tex-Mex dishes range from $4.19 for two tacos to $11.99 for the "Need the 'Weed" sampler dinner. Mesquite grilled items range from $5.99 for a hamburger to $17.49 for an 18 oz. USDA-choice porterhouse steak dinner. Tumbleweed also offers several daily lunch specials for less than $5.00. Seasonal promotions are also used to increase business during otherwise traditionally slow periods.

TARGETED ATMOSPHERE. Tumbleweed restaurants offer relaxed and comfortable surroundings where guests can enjoy a quality dining experience. Decorative features such as American Indian artifacts, cowboy memorabilia, wildlife replicas, rough-hewn timber and a creek stone fireplace in larger stores are used to evoke the feeling of the Great Southwest.

MAINTAINING A FAVORABLE PRICE-TO-VALUE RELATIONSHIP. Tumbleweed's pricing strategy is intended to appeal to value- driven customers as well as traditional casual dining customers. Tumbleweed offers a wide selection of distinctive items at a broad range of price points while, in management's view, providing a level of food quality and service comparable or superior to that of other casual dining restaurants. For 2000, the average check at a full-service Tumbleweed restaurant, including beverages, was approximately $8.81 for lunch and $10.76 for dinner. Management believes that this pricing approach, together with Tumbleweed's emphasis on variety and quality, creates a favorable price-to-value perception that can increase customer volume and generate more frequent repeat visits.

ACHIEVING TOTAL GUEST SATISFACTION. We are committed to providing prompt, friendly and attentive service and consistent food quality to our customers. We use a "mystery shopper" program to compare actual performance of restaurants to Tumbleweed standards and solicit comment cards from customers to monitor and modify restaurant operations.

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

GROWTH STRATEGY

Our strategy for growth will focus on the further development of new and existing markets by both the Company and franchisees. Since acquiring the Tumbleweed concept in 1995, we have added new Company-owned and franchised restaurants, while developing the infrastructure necessary to support our growth strategy. This approach has given management an opportunity to validate the Tumbleweed concept, refine operating systems, design and develop prototype restaurant buildings of different sizes and build a team of experienced corporate managers needed to support future internal and franchise growth. The following are key elements of our expansion strategy:

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

FRANCHISING. We expect that continued growth will come from the further development of new and existing markets by us and by franchisees. We intend to pursue an active franchising program with current and new franchisees under controlled guidelines. We offer franchisees both rights to develop individual restaurants as well as area development rights for the establishment of more than one new restaurant over a defined period of time and in a defined geographic area. The specific locations of the restaurants are subsequently designated by us and the franchisee in separate franchise agreements. Under the standard area development agreement currently in use, a franchisee is required to pay at the time the agreement is signed a non-refundable fee of $5,000 per potential restaurant in the defined geographic area, to be applied against the initial franchise fee payable for each restaurant. Our current area development agreement also provides for a franchise fee of $40,000 for each restaurant. The franchise fee is due when the franchise agreement for a restaurant is signed. Each franchise agreement generally provides for royalties of three to five percent of restaurant sales, minimum marketing expenditures of 2.0% of gross sales, and a twenty-year term. All franchisees are required to operate their Tumbleweed restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Under our criteria for selecting new franchisees, Tumbleweed requires that potential franchisees have adequate capital, experience in the restaurant industry, and access to locations suitable for development. Except for locations managed directly by us, we generally require that a franchisee have a principal operator with at least a ten percent ownership interest who must devote full time to the restaurant operation. In addition, we may acquire restaurants from our franchisees from time to time.

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

During 2000, we opened 4 new Company-owned restaurants, 1 restaurant which is 50% owned through a joint venture, 7 new franchised restaurants and our international licensee opened 3 new restaurants in the following areas:

  COMPANY OWNED            FRANCHISEE OWNED           INTERNATIONAL LICENSEE
  -------------            ----------------           ----------------------
  Cincinnati, OH           Shelbyville, KY            Essex, England
  Maysville, KY            Franklin, WI               London, England
  Kettering, OH            Charleston, WV             Istanbul, Turkey
  Ft. Wayne, IN            Grandville, MI
                           Beckley, WV
  JOINT VENTURE            Mechanicsville, VA
  -------------            Somerset, KY
  Louisville, KY

During 2000, a franchisee elected to close its final two Tennessee Tumbleweed restaurants (Clarksville and Hermitage) and another franchisee closed its Beckley, West Virginia restaurant.

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

RESTAURANT REPORTING. We closely monitor sales, costs of food and beverages, and labor at each of our restaurants. Management analyzes daily and weekly restaurant operating results to identify trends at each location, and acts promptly to remedy negative trends where possible. We use an accounting and management information system that operates at the restaurant level to ensure the maintenance of financial controls and operations. Administrative staff prepare daily reports of sales, labor and customer counts. Cost of sales and condensed profit and loss statements compiled bi-monthly by store-level personnel and monthly by our accounting department are provided to management for analysis and comparison to past performance and budgets. We use a specialized software system to measure theoretical food costs against actual costs. To improve our performance analysis capabilities, we utilize a system which schedules hourly labor based on projected sales per half-hour. The goal is to ensure the proper number of employees to service our guests.

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

DEVELOPMENT AND CONSTRUCTION. The Executive Vice President of the Company oversees the construction process utilizing outside architectural services and construction services. Individual site selection analysis is handled by Company management with final approval by the President of the Company.

ADVERTISING AND MARKETING. We use radio, print, billboard, and direct mail advertising in our various markets, as well as television advertising in certain larger markets. We also engage in a variety of other promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of our restaurants. The cost associated with these promotional activities in 2000 was approximately 3.1% of sales.

RESTAURANT LOCATIONS

As of December 31, 2000, we owned and operated 36 Tumbleweed restaurants including one Louisville, Kentucky restaurant which is 50% owned through a joint venture. The following table sets forth the markets (including the number of restaurants in each market) of these 36 restaurants:


                                                                 NO. OF
STATE                LOCATION                                 RESTAURANTS
-----                --------                                 -----------
Indiana              Evansville                                    2

Indiana              Ft. Wayne                                     2

Indiana              Terre Haute                                   1

Kentucky             Bowling Green                                 1

Kentucky             Florence (Cincinnati market)                  1

Kentucky             Frankfort                                     1

Kentucky             Henderson (Evansville market)                 1

Kentucky             Louisville                                    9

Kentucky             Maysville (Cincinnati market)                 1

Kentucky             Owensboro (Evansville market)                 1

Ohio                 Bellefontaine                                 1

Ohio                 Cincinnati                                    5

Ohio                 Columbus                                      6

Ohio                 Dayton                                        2

Ohio                 Medina                                        1

Ohio                 Wooster                                       1
                                                                 ----
                     TOTAL                                        36
                                                                 ====

FRANCHISED RESTAURANTS

As of December 31, 2000, we had ten franchisees that owned and operated 19 Tumbleweed restaurants. The following table sets forth the franchisee and the location (including the number of restaurants at each location) of these 19 restaurants:

                                                        No. of         Total By
Franchisee             State          Location        Restaurants     Franchisee
----------             -----          --------        -----------     ----------
TW-Indiana, LLC        Indiana        Floyd Knobs          1
                       Indiana        New Albany           2
                       Indiana        Salem                1
                       Kentucky       Lexington            1
                                                          ---
                                                                          5

Diamondback
Management Corp.       Illinois       Rockford             1
                       Wisconsin      Appleton             1
                       Wisconsin      Franklin             1
                       Wisconsin      Madison              1
                       Wisconsin      Milwaukee            1
                       Wisconsin      New Berlin           1
                                                          ---
                                                                          6

TW-Seymour, LLC        Indiana        Seymour              1
                                                          ---
                                                                          1

TW-Glasgow, Inc.       Kentucky       Glasgow              1
                                                          ---
                                                                          1

TW-Shelbyville, Inc.   Kentucky       Shelbyville          1
                                                          ---
                                                                          1

TW-Bullitt, Inc.       Kentucky       Hillview             1
                                                          ---
                                                                          1

TWED-Charleston, Inc.  West Virginia  Charleston           1
                                                          ---
                                                                          1

TW-Rivertown, LLC      Michigan       Grandville           1
                                                          ---
                                                                          1

Tumble South, Inc.     Virginia       Mechanicsville       1
                                                          ---
                                                                          1

TW-Somerset, LLC       Kentucky       Somerset             1
                                                          ---
                                                                          1
                                                                        ----
                                                                         19
                                                                        ====

INTERNATIONAL LICENSING AGREEMENT

We have entered into a license agreement (the "International Agreement") with Tumbleweed International, LLC ("International"), a restaurant developer based in Hanau, Germany, to develop Tumbleweed restaurants outside of the Western
Hemisphere. During 2000, International was operating its restaurants in Frankfurt and Vilseck, Germany, Essex and London, England, Amman, Jordan,
Jeddah, Saudi Arabia, Istanbul, Turkey and Cairo, Egypt as Tumbleweed restaurants. See Item 13 "Certain Relationships and Related Transactions" for additional information regarding International.

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

Approximately 12.0 % of our restaurant sales were attributable to the sale of alcoholic beverages for the year ended December 31, 2000. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

EMPLOYEES

As of December 31, 2000, we had approximately 2,000 employees, of whom 35 are executive and administrative personnel, 150 are restaurant management personnel, and the remainder are hourly restaurant and commissary personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

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

EXPANSION RISKs. Since 1995, we have grown while developing the operational systems, internal controls, and management personnel that management believed was necessary to support our plans for continued expansion. In the course of expanding our business, we will enter new geographic regions in which we have no previous operating experience. There can be no assurance that the Tumbleweed concept will be viable in new geographic regions or particular local markets. In addition, when feasible, we intend to open multiple restaurants in a target market to achieve operating and advertising efficiencies. Although such "clustering" of restaurants in a market may adversely affect same store sales in the short-term, management believes clustering can enhance long-term performance.

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

RESTAURANT BASE. We currently operate 36 Tumbleweed restaurants including one restaurant which is 50% owned through a joint venture, some of which have been open for less than one year. Consequently, the sales and earnings achieved to date by these Tumbleweed restaurants may not be indicative of future operating results. Moreover, because of the number of restaurants we currently operate, poor operating results at a small number of restaurants could negatively affect the profitability of the entire Company. An unsuccessful new restaurant or unexpected difficulties encountered during expansion could have a greater adverse effect on our results of operations than would be the case in a restaurant company with more restaurants. In addition, we lease certain of our restaurants. Each lease agreement provides that the lessor may terminate the lease for a number of reasons, including if we default in payment of any rent or taxes or breach any covenants or agreements contained in the lease. Termination of any of our leases pursuant to such terms could adversely affect our results of operations.

CHANGES IN FOOD AND OTHER COSTS; SUPPLY RISKS. Our profitability is significantly dependent on our ability to anticipate and react to changes in food, labor, employee benefits and similar costs over which we have no control. Specifically, we are dependent on frequent deliveries of produce and fresh beef, pork, chicken and seafood. As a result, we are subject to the risk of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability, quality and cost of such items. While in the past we have been able to anticipate and react to changing costs through our purchasing practices or menu price adjustments without a material adverse effect on profitability, there can be no assurance that we will be able to do so in the future.

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

EXECUTIVE OFFICERS

The following table lists the executive officers of the Company as of December 31, 2000, who serve at the pleasure of the Board of Directors. There are no family relationships among any officers of the Company.


Name                     Age  Position
----                     ---  --------
Terrance A. Smith. ....  55   President, Chief Executive Officer, and Director

James M. Mulrooney ....  49   Executive Vice President, Chief Financial Officer,
                              and Director

Gary T. Snyder.........  46   Vice President - Company Operations

Glennon F. Mattingly...  49   Vice President - Controller


Terrance A. Smith has served as President and Chief Executive Officer of the Company since August 2000, and is a Director of the Company. Mr. Smith was elected as a director of the Company in September 1997. Since 1997, Mr. Smith has also served as the President of Tumbleweed International, LLC. From 1987 to 1997, Mr. Smith was the President and CEO of Chi-Chi's International Operations, Inc.

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

SEGMENT INFORMATION

Segment information for the years ended December 31, 2000, 1999 and 1998 are presented in Note 16 to our Consolidated Financial Statements contained in Item 8.

ITEM 2.  PROPERTIES

Of the 36 Company-owned restaurants in operation at December 31, 2000, including one restaurant which is 50% owned through a joint venture, 18 are owned by us in fee simple while the remainder are leased. Two of the leased locations are owned by entities whose principals are affiliated with us. Restaurant lease expirations range from 2004 to 2018, with the majority of the leases providing for an option to renew for additional terms ranging from five to twenty years. All of our leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require us to pay the cost of insurance and taxes. Our executive offices and our commissary are located in Louisville, Kentucky. Our commissary and warehouse space are owned in fee simple by us. Our executive offices are located in leased space. The lease expires in 2007 and has two 5-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank.

In March 2001, the bank which holds the line of credit filed suit in the Circuit Court of Jefferson County, Kentucky against TW-Tennessee and against the guarantors of the line of credit, including the Company and a Director of the Company. Prior to the suit being filed, the Company along with certain guarantors made a partial payment to the bank. If the bank is unsuccessful in collecting the remaining payments from the other guarantors, the Company would have exposure totaling approximately $1,000,000. While the Company believes it has fulfilled its obligation to the bank and intends to vigorously defend its position, it is too early in the process to predict with certainty the ultimate outcome of this matter since the suit is in the early pleading stages and no discovery has taken place.

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

The lessor under the equipment leases with TW-Tennessee has declared TW-Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company has made a partial payment to the lessor and is working with the lessor in pursuing the other guarantors of the equipment leases that have not made any payment. If the lessor is unsuccessful in collecting the remaining sums due from the other guarantors, the Company would have additional exposure totaling approximately $312,000.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 of which approximately $716,000 had been paid out as of December 31, 2000. The reserve amount was based on the Company's payment to the Landlord under the TW- Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 20, 2001, 5,839,230 shares of Common Stock were issued and outstanding. There were approximately 950 stockholders, including beneficial owners of shares held in nominee name.

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

The Company received net proceeds of approximately $6,800,000 from the stock offering. The Company used the offering proceeds, plus the additional cash contributions of $747,500 we received in the reorganization, to repay bank indebtedness totaling $7,043,366 and to pay offering expenses. The bank indebtedness was an obligation of the former Class A members of Tumbleweed, LLC, including certain directors and officers of the Company, and had been accounted for as redeemable members' equity. Offering expenses totaled approximately $1,000,000, none of which were commissions or other underwriting expenses.

The registration statement for the stock offering also included the 5,105,000 shares issued in the reorganization, which may be sold from time to time in the future by the former members of Tumbleweed, LLC for their own accounts.

Our common stock trades on the Nasdaq Stock Market's National Market under the symbol "TWED." The following table shows quarterly high and low closing prices for the Common Stock during 2000 and 1999 for the periods indicated, as reported by the Nasdaq National Market.


                                  2000                            1999
                                  ----                            ----
                            High          Low             High          Low
                            ----          ---             ----          ---
First Quarter (1)          $ 6.94       $ 4.75          $ 12.00      $ 8.50
Second Quarter               6.37         2.62            11.25        7.50
Third Quarter                4.09         2.62             9.87        7.00
Fourth Quarter               3.37         2.00             8.50        5.00

(1) Beginning in March 1999, bid and asked quotations for Tumbleweed shares were reported on the OTC Bulletin Board under the trading symbol TWED. On March 29, 1999, our common stock began trading on the Nasdaq Stock Market's National Market.

We have never paid a dividend on our Common Stock nor do we expect to pay a cash dividend in the foreseeable future. We currently intend to retain any future earnings to finance the development of additional restaurants and the growth of our business generally. We are also prohibited from paying dividends under the terms of our two mortgage revolving lines of credit.

ITEM 6. SELECTED FINANCIAL DATA

Effective January 1, 1999, Tumbleweed, LLC was merged into Tumbleweed, Inc. as a result of the sale of common stock in an initial public offering. Tumbleweed, Inc. had not conducted any operations prior to the merger. In the following table, the income statement and balance sheet data of Tumbleweed, Inc. for the years ended December 31, 2000 and 1999 and Tumbleweed, LLC for the years ended December 31, 1998, 1997 and 1996 have been derived from financial statements which have been audited by Ernst & Young LLP, independent auditors, whose report thereon is included elsewhere in this filing. The information set forth on the following page should be read in conjunction with, and are qualified in their entirety by the financial statements (and the notes thereto) and other financial information appearing elsewhere in this filing and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                              Years Ended December 31
                                       -----------------------------------------------------------------------
                                                 Tumbleweed,                         Tumbleweed,
                                                     Inc.                                LLC
                                       ---------------------------- ------------------------------------------
                                              2000           1999          1998          1997           1996
                                              ----           ----          ----          ----           ----
Statement of Income Data:
  Revenues:
    Restaurant sales                   $  51,820,600  $  48,578,123 $  40,490,933 $  27,891,128 $   23,284,007
    Commissary sales                       1,663,208      1,168,836     1,041,266     1,007,011      1,795,529
    Franchise fees and royalties           1,271,251      1,064,952       770,806       563,056        474,870
    Gain from insurance proceeds due to
      involuntary conversion of non-
      monetary assets                        554,864        -             -             -              -
    Other revenues                           990,843        532,976       504,639       365,054        177,317
                                        ------------   ------------  ------------  ------------  --------------
  Total revenues                          56,300,766     51,344,887    42,807,644    29,826,249     25,731,723
  Operating expenses:
    Restaurant cost of sales              15,275,817     14,232,564    11,788,578     8,191,928      7,103,357
    Commissary cost of sales               1,460,704      1,053,083       905,814       887,793      1,649,502
    Operating expenses                    27,456,791     24,377,631    20,881,212    14,035,693     12,386,119
    Selling, general and administrative
      expenses                             6,529,835      4,981,721     4,150,303     3,051,740      2,250,827
    Preopening expenses                      490,394        395,768       816,604       544,723        405,502
    Depreciation and amortization          2,147,408      1,804,757     1,442,011       971,863      1,231,290
    Provision for doubtful accounts           68,464         -            -             -              -
    Loss on guarantees of indebtedness       725,000        -             -             -              -
                                        ------------   ------------  ------------  ------------  --------------
  Total operating expenses                54,154,413     46,845,524    39,984,522    27,683,740     25,026,597
                                        ------------   ------------  ------------  ------------  --------------
  Income from operations                   2,146,353      4,499,363     2,823,122     2,142,509        705,126
  Interest expense, net                   (1,458,650)    (1,128,906)     (869,712)     (428,598)      (203,810)
  Equity in losses of TW-Springhurst         (58,903)       -             -             -              -
                                        ------------   ------------  ------------  ------------  --------------
  Income before income taxes and
    cumulative effect of a change in
    accounting principle                     628,800      3,370,457     1,953,410     1,713,911        501,316
  Provision for income taxes:
    Current and deferred                      65,439      1,179,659       -             -              -
    Deferred taxes related to change in
        tax status (3)                        -             639,623       -             -              -
                                        ------------   ------------  ------------  ------------  --------------
  Total provision  for income taxes           65,439      1,819,282       -             -              -
                                        ------------   ------------  ------------  ------------  --------------
   Income before cumulative effect of a
      change in accounting principle         563,361      1,551,175     1,953,410     1,713,911        501,316
   Cumulative effect of a change in
     accounting principle, net of tax        -             (341,035)      -             -              -
                                        ------------   ------------  ------------  ------------  --------------
   Net income                          $     563,361  $   1,210,140 $   1,953,410 $   1,713,911 $      501,316
                                        ============   ============  ============  ============  ==============
Basic and diluted earnings per share:
   Income before cumulative effect of
     a change in accounting principle  $        0.10  $        0.27
   Cumulative effect of a change in
     accounting principle, net of tax        -                (0.06)
                                        ------------   ------------
   Net income                          $        0.10  $        0.21
                                        ============   ============



                                                               Years Ended December 31
                                        -----------------------------------------------------------------------
                                                Tumbleweed,                         Tumbleweed,
                                                   Inc.                                 LLC
                                        --------------------------- -------------------------------------------
                                            2000            1999          1998           1997          1996
                                            ----            ----          ----           ----          ----
Pro forma income data (unaudited):
   Income before income taxes
     and cumulative effect of a change
     in accounting principle as reported              $   3,370,457 $   1,953,410 $   1,713,911 $      501,316
   Pro forma income taxes (1)                             1,179,659       683,693       599,896        175,461
                                                       ------------  ------------  ------------  --------------
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                            2,190,798     1,269,717     1,114,015        325,855
   Cumulative effect of a change in
     accounting principle, net of tax                      (341,035)      -             -              -
                                                       ------------  ------------  ------------  --------------
   Pro forma net income                               $   1,849,763 $   1,269,717 $   1,114,015 $      325,855
                                                       ============  ============  ============  ==============
Pro forma basic and diluted earnings
 per share (2):
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                        $        0.37 $        0.25 $        0.22 $         0.06
   Cumulative effect of a change in
     accounting principle, net of tax                         (0.06)      -             -              -
                                                       ------------  ------------  ------------  --------------
   Pro forma net income                               $        0.31 $        0.25 $        0.22 $         0.06
                                                       ============  ============  ============  ==============


                                                                   As of December 31
                                      ------------------------------------------------------------------------
                                              Tumbleweed,                         Tumbleweed,
                                                 Inc.                                LLC
                                      ------------------------  ----------------------------------------------
                                                                    Pro
                                                                   Forma
                                           2000         1999     1998 (3)      1998       1997         1996
                                           ----         ----     --------      ----       ----         ----
                                                                     (In thousand)
Balance Sheet Data:
Total assets                          $      39,453  $  36,597  $   33,681  $  33,681  $   26,068  $    21,262
Long-term debt and capital lease
  obligations, including current
  maturities                                 16,998     15,145      13,363     13,363       8,542        5,776
Total liabilities                            21,581     19,035      24,743     24,103      10,725        7,108
Redeemable members' equity                   -           -           -         18,925      23,420       20,233
Members' equity                              -           -           -            354           7            7
Members' retained earnings (deficit)         -           -           -         (9,701)     (8,083)      (6,085)
Stockholders' equity                         17,872     17,563       -          -           -           -
Pro forma stockholders' equity               -           -           8,938      -           -           -


(1) Prior to Reorganization, the Company operated as a limited liability company and was not subject to corporate income taxes through December
    31, 1998. Pro forma adjustment has been made to net income to give effect to federal and state income taxes as though the Company had been subject to corporate income taxes for the periods presented with an effective tax rate of 35%.
(2) Shares outstanding gives effect to the Reorganization as if it had occurred as of January 1, 1996.
(3) Reflects the establishment of a deferred tax liability of $639,623 related to the termination of Tumbleweed, LLC's limited liability company status and the conversion of Tumbleweed, LLC's members' interests into 5,105,000 shares of Company common stock effective January 1,1999.

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

As of December 31, 2000, we owned, franchised or licensed 63 Tumbleweed restaurants. We owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which is 50% owned through a joint venture. There were 19 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia, West Virginia and Wisconsin and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. The following table reflects changes in the number of Company-owned restaurants for the years presented.

  Company-owned Restaurants                           2000     1999      1998
  -------------------------                           ----     ----      ----

            In operation, beginning of year            29       25        17
            Restaurants opened                          4        4         8
            Joint venture restaurant opened             1        -         -
            Restaurants purchased from franchisee       2        -         -
                                                      ----     ----      ----
            In operation, end of year                  36       29        25
                                                      ----     ----      ----

  Franchise and Licensed Restaurants
  ----------------------------------

            In operation, beginning of year            22       18        12
            Restaurants opened                         10        8         7
            Restaurants closed                         (3)      (4)       (1)
            Restaurants sold to Tumbleweed, Inc.       (2)       -         -
                                                      ----     ----      ----
            In operation, end of year                  27       22        18
                                                      ----     ----      ----
                    System total                       63       51        43
                                                      ====     ====      ====

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

                                                          Years Ended December 31
                                                        2000       1999      1998
                                                      --------------------------------
Revenues:
   Restaurant sales                                       92.0%      94.6%     94.6%
   Commissary sales                                        3.0        2.3       2.4
   Franchisee fees and royalties                           2.2        2.1       1.8
   Gain from insurance proceeds due to involuntary
      conversion of non-monetary assets                    1.0          -         -
   Other revenues                                          1.8        1.0       1.2
                                                      --------------------------------
      Total revenues                                     100.0      100.0     100.0
Operating expenses:
   Restaurant cost of sales (1)                           29.5       29.3      29.1
   Commissary cost of sales (2)                           87.8       90.1      87.0
   Operating expenses (1)                                 53.0       50.2      51.6
   Selling, general and administrative                    11.6        9.7       9.7
   Preopening expenses                                     0.9        0.8       1.9
   Depreciation and amortization                           3.8        3.5       3.4
   Provision for doubtful accounts                         0.1               -    -
   Loss on guarantees of indebtedness                      1.3          -         -
                                                      --------------------------------
      Total operating expenses                            96.2       91.2      93.4
                                                      --------------------------------
      Income from operations                               3.8        8.8       6.6
Other expense, net                                        (2.7)      (2.2)     (2.0)
                                                      --------------------------------
Income before income taxes and cumulative
   effect of a change in accounting
   principle                                               1.1        6.6       4.6
Provision for income taxes:
   Current and deferred                                    0.1        2.3         -
   Deferred taxes related to a change in tax status          -        1.3         -
                                                      --------------------------------
Total provision for income taxes                           0.1        3.6         -
                                                      --------------------------------
Income before cumulative effect
   of a change in accounting principle                     1.0        3.0       4.6
Cumulative effect of a change in
   accounting principle, net of tax                          -       (0.7)        -
                                                      --------------------------------
Net income                                                 1.0%       2.3%      4.6%
                                                      ================================
Pro forma income data (unaudited):
   Income before income taxes and
     cumulative effect of a change in
     accounting principle as reported                                 6.6%      4.6%
   Pro forma income taxes (3)                                         2.3       1.6
                                                                  --------------------
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                                        4.3       3.0
   Cumulative effect of a change in
     accounting principle, net of tax                                (0.7)        -
                                                                  --------------------
   Pro forma net income                                               3.6%      3.0%
                                                                  ====================

(1)    As percentage of restaurant sales.
(2)    As percentage of commissary sales.

(3) The pro forma income taxes reflect the effect of the corporate reorganization on the historical net income assuming the Company was taxed as a C corporation for income tax purposes throughout the years presented with an assumed combined federal and state effective tax rate of 35%.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Total revenues increased by $4,955,879 or 9.6% in 2000 compared to 1999 primarily as a result of the following:

   Restaurant sales increased by $3,242,477 or 6.7% in 2000 compared to 1999. The increase is due primarily to the addition of six Company-owned restaurants during 2000. The increase is partially offset by a 3.3% decrease in same store sales.

   Commissary sales to franchised and licensed restaurants increased by $494,372 or 42.3% in 2000 compared to 1999. The increase is due primarily to five additional franchised or licensed restaurants during 2000.

   Franchise fees and royalties increased by $206,299 or 19.4% in 2000 compared to 1999 as a result of an increase in royalty income due primarily to five additional franchise restaurants. Franchise fees were approximately the same in both periods.

   The gain from insurance proceeds was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 12 of the accompanying financial statements for a detail discussion.

   Other revenues increased by $457,867 or 85.9% in 2000 compared to 1999 primarily due to $280,000 of insurance proceeds as it relates to a business interruption as a result of a fire at a Company-owned restaurant. See Note 12 of the accompanying financial statements for a detail discussion. There was no similar income in 1999. In addition, other revenues increased in 2000 compared to 1999 as a result of an increase in volume related purchasing rebates.

Restaurant cost of sales increased by $1,043,253 or 7.3% in 2000 compared to 1999. The increase was principally due to the addition of six Company-owned restaurants during 2000. Restaurant cost of sales increased as a percentage of sales by 0.2% to 29.5% for 2000 compared to 29.3% for 1999.

Commissary cost of sales increased $407,621 or 38.7% in 2000 compared to 1999. The increase in commissary cost of sales is due primarily to five additional franchised or licensed restaurants during 2000. As a percentage to commissary sales, commissary cost of sales decreased by 2.3% in 2000 compared to 1999 due to lower manufactured food costs in 2000.

Restaurant operating expenses increased by $3,079,160 or 12.6% in 2000 compared to 1999. The increase reflects the addition of six Company-owned restaurants during 2000. Operating expenses increased as a percentage of restaurant sales to 53.0% during 2000 from 50.2% in 1999 primarily due to a 0.3% increase in promotional costs and a 1.7% increase in total restaurant payroll costs.

Selling, general and administrative expenses increased by $1,548,114 or 31.1% in 2000 compared to 1999. The increase was due in part to additional payroll costs of approximately $280,000 which were incurred as a result of the retirement of the former President and CEO of the Company and the restructuring of the corporate staff. The increase in selling, general and administrative expenses in 2000 as compared to 1999 is also due in part to the addition of management personnel to support the growing restaurant base and increased advertising and outside professional service costs. As a percentage to total revenues, selling, general and administrative expenses were 11.6% and 9.7% of revenues for the years ended December 31, 2000 and 1999, respectively.

Preopening expenses were $490,394 and $395,768 for the years ended December 31, 2000 and 1999, respectively. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the size of the restaurant and the number of restaurant locations which are in the process of being prepared for opening.

Depreciation and amortization expense increased $342,651 or 19.0% in 2000 compared to 1999 due primarily to the addition of six Company-owned restaurants during 2000.

A $68,464 provision for doubtful accounts was recorded during 2000. The provision relates to a receivable from a related party franchisee for accounting fees, royalties and a franchise fee. As of December 31, 2000, management considers it probable that this receivable will not be collected.

Net interest expense increased $333,458 or 29.5% in 2000 compared to 1999. The increase resulted from increased borrowings to fund the growth in Company-owned restaurants and increases in the prime interest rate during 2000.

The equity in losses of TW-Springhurst was $58,903 for the year ended December 31, 2000. See Note 10 of the accompanying financial statements for a detail discussion.

The combined effective federal and state income tax rate was approximately 10% and 35% for the years ended December 31, 2000 and 1999, respectively, excluding the charge related to change in tax status. The effective tax rate is lower in 2000 as a result of lower profitability and the resulting impact of employment tax credits and state income taxes on the effective rate. As a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, we recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

The Company's income before cumulative effect of a change in accounting principle decreased $1,627,437 or 74.3% for the year ended December 31, 2000 compared to pro forma income before cumulative effect of a change in accounting principle for the year ended December 31, 1999. Earnings per share before cumulative effect of a change in accounting principle was $0.10 for the year ended December 31, 2000 as compared to pro forma earnings per share before cumulative effect of a change in accounting principle of $0.37 for the year ended December 31, 1999.

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

The combined effective federal and state income tax rate was approximately 35% for 1999 (excluding the charge related to change in tax status, discussed below). The pro forma adjustments presented for 1999 and 1998 provide for income taxes as though we had been subject to corporate income taxes throughout the years presented. Additionally, as a result of a change in tax status from a limited liability corporation to a C corporation effective January 1, 1999, we recorded a net deferred income tax liability and income tax expense of $639,623 in 1999.

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

Our principal capital needs arise from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing facilities. The principal sources of capital to fund these expenditures were members' contributions (prior to January 1, 1999), internally generated cash flow, bank borrowings, lease financing and an equity offering. The table below provides certain information regarding our sources and uses of capital for the years presented:


                                                                              Years
                                                                         Ended December 31
                                                          ------------------------------------------------
                                                              2000              1999               1998
                                                              ----              ----               ----
Net cash provided by operations                           $  2,262,548     $  3,592,419       $  3,447,666
Purchases of property and equipment                         (3,090,936)      (6,915,544)        (5,313,575)
Business acquisitions                                       (1,806,333)         -                  -
Insurance proceeds for property and equipment                1,299,352          -                  -
Proceeds from common stock offering                           -               7,766,300            -
Net distributions of members' equity                          -                 -                 (328,788)
Net borrowings of  long-term debt and capital lease
   obligations                                               1,431,705        1,781,865          3,251,135
Payment on short-term borrowings                              -               (6,990,34)           -

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

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank.

In March 2001, the bank which holds the line of credit filed suit in the Circuit Court of Jefferson County, Kentucky against TW-Tennessee and against the guarantors of the line of credit, including the Company and a Director of the Company. Prior to the suit being filed, the Company along with certain guarantors made a partial payment to the bank. If the bank is unsuccessful in collecting the remaining payments from the other guarantors, the Company would have exposure totaling approximately $1,000,000. While the Company believes it has fulfilled its obligation to the bank and intends to vigorously defend its position, it is too early in the process to predict with certainty the ultimate outcome of this matter since the suit is in the early pleading stages and no discovery has taken place.

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

The lessor under the equipment leases with TW-Tennessee has declared TW-Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company has made a partial payment to the lessor and is working with the lessor in pursuing the other guarantors of the equipment leases that have not made any payment. If the lessor is unsuccessful in collecting the remaining sums due from the other guarantors, the Company would have additional exposure totaling approximately $312,000.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 of which approximately $716,000 had been paid out as of December 31, 2000. The reserve amount was based on the Company's payment to the Landlord under the TW- Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW-Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on our evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects the demand on future liquidity to be from the ongoing maintenance of current restaurant facilities. As of December 31, 2000, the Company had no material commitments for maintenance. In order to provide any additional funds necessary to pursue our future growth strategy, which includes both building new restaurants or purchasing an established restaurant from a franchisee, we may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, our equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us.

We have a $6,500,000 mortgage revolving line of credit with a bank. As of December 31, 2000, we had outstanding borrowings under the line of credit of $5,496,148. The note bears interest at the prime rate plus .25% (9.75% at December 31, 2000) and is due December 31, 2003. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

We also have an additional $6,500,000 mortgage revolving line of credit with a bank. As of December 31, 2000, we had outstanding borrowings under the line of credit of $915,868. The note bears interest at the prime rate plus .25% (9.75% at December 31, 2000) and is due October 3, 2001. Upon the maturity date, the Loan Agreement provides for extensions of the maturity date until the line of credit has been repaid or for the conversion of the current outstanding principal balance to a Term Loan with a maturity of 5-years from the date of conversion. The current maximum amount available on the revolving line of credit is $1,440,000 which can be increased up to $6,500,000 as additional collateral is provided by the Company. The note imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of December 31, 2000, approximately $12,295,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations or cash flows would not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

   Report of Independent Auditors                                          26

   Consolidated Statements of Income for the years ended
    December 31, 2000, 1999 and 1998                                       27

   Consolidated Balance Sheets as of December 31, 2000 and 1999            28

   Statements of Redeemable Members' Equity, Members' Equity, Members'
    Retained Earnings (Deficit) and Stockholders' Equity for the years
    ended December 31, 2000, 1999 and 1998                                 29

   Consolidated Statements of Cash Flows for the years ended December 31,
    2000, 1999 and 1998                                                    30

   Notes to Consolidated Financial Statements                              31

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tumbleweed, Inc.


We have audited the accompanying consolidated balance sheets of Tumbleweed, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, redeemable members' equity, members' equity, members' retained earnings (deficit) and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tumbleweed, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for pre-opening and other start-up costs by adopting the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-Up Activities".



/s/ Ernst & Young LLP
Louisville, Kentucky
March 2, 2001


                                Tumbleweed, Inc.

                        Consolidated Statements of Income


                                                                                    Years Ended December 31
                                                                               2000         1999          1998
                                                                            --------------------------------------
Revenues:
   Restaurant sales                                                        $ 51,820,600 $ 48,578,123  $ 40,490,933
   Commissary sales                                                           1,663,208    1,168,836     1,041,266
   Franchise fees and royalties                                               1,271,251    1,064,952       770,806
   Gain from insurance proceeds due to involuntary conversion
     of non-monetary assets                                                     554,864            -             -

   Other revenues                                                               990,843      532,976       504,639
                                                                            -----------  -----------   -----------
Total revenues                                                               56,300,766   51,344,887    42,807,644
Operating expenses:
   Restaurant cost of sales                                                  15,275,817   14,232,564    11,788,578
   Commissary cost of sales                                                   1,460,704    1,053,083       905,814
   Operating expenses                                                        27,456,791   24,377,631    20,881,212
   Selling, general and administrative expenses                               6,529,835    4,981,721     4,150,303
   Preopening expenses                                                          490,394      395,768       816,604
   Depreciation and amortization                                              2,147,408    1,804,757     1,442,011
   Provision for doubtful accounts                                               68,464            -             -
   Loss on guarantees of indebtedness                                           725,000            -             -
                                                                            -----------  -----------   -----------
Total operating expenses                                                     54,154,413   46,845,524    39,984,522
                                                                            -----------  -----------   -----------
Income from operations                                                        2,146,353    4,499,363     2,823,122
Other income (expense):
   Interest expense, net                                                     (1,458,650)  (1,128,906)     (869,712)
   Equity in losses of TW-Springhurst                                           (58,903)           -             -
                                                                            -----------  -----------   -----------
Total other expense                                                          (1,517,553)  (1,128,906)     (869,712)
                                                                            -----------  -----------   -----------
Income before income taxes and cumulative effect of a
   change in accounting principle                                               628,800    3,370,457     1,953,410
Provision for income taxes:
   Current and deferred                                                          65,439    1,179,659             -
   Deferred taxes related to change in tax status                                     -      639,623             -
                                                                            -----------  -----------   -----------
Total provision for income taxes                                                 65,439    1,819,282             -
                                                                            -----------  -----------   -----------
Income before cumulative effect of a change in accounting principle             563,361    1,551,175     1,953,410
Cumulative effect of a change in accounting principle, net of tax                     -     (341,035)            -
                                                                            -----------  -----------   -----------
Net income                                                                 $    563,361 $  1,210,140  $  1,953,410
                                                                            ===========  ===========   ===========
Basic and diluted earnings per share:
   Income before cumulative effect of a change in accounting principle     $       0.10 $       0.27  $          -
   Cumulative effect of a change in accounting principle, net of tax                  -        (0.06)            -
                                                                            -----------  -----------   -----------
   Net income                                                              $       0.10 $       0.21  $          -
                                                                            ===========  ===========   ===========
Pro forma income data (unaudited):
   Income before income taxes and cumulative effect of a
     change in accounting principle as reported                                         $  3,370,457  $  1,953,410
   Pro forma income taxes                                                                  1,179,659       683,693
                                                                                         -----------   -----------
   Pro forma income before cumulative effect of a change
     in accounting principle                                                               2,190,798     1,269,717
   Cumulative effect of a change in accounting principle, net of tax                        (341,035)            -
                                                                                         -----------   -----------
   Pro forma net income                                                                 $  1,849,763  $  1,269,717
                                                                                         ===========   ===========
Pro forma basic and diluted earnings per share:
   Pro forma income before cumulative effect of a change
     in accounting principle                                                            $       0.37  $       0.25
   Cumulative effect of a change in accounting principle,  net of tax                          (0.06)            -
                                                                                         -----------   -----------
   Pro forma net income                                                                 $       0.31  $       0.25
                                                                                         ===========   ===========

See accompanying notes.

                                Tumbleweed, Inc.

                           Consolidated Balance Sheets

                                                                             December 31
                                                                         2000            1999
                                                                    --------------   -------------
Assets
Current assets:
   Cash and cash equivalents                                       $       281,829  $      640,189
   Accounts receivable, net allowance of $68,464 in 2000                   757,956         606,283
   Inventories                                                           1,780,577       1,597,794
   Prepaid expenses and other assets                                       586,023         302,688
                                                                    --------------   -------------
Total current assets                                                     3,406,385       3,146,954
Property and equipment, net                                             31,795,454      30,147,559
Goodwill, net of accumulated amortization of
   $669,395 in 2000 and $551,478 in 1999                                 3,476,617       2,737,265
Investment in TW-Springhurst                                               141,097               -
Other assets                                                               633,335         565,651
                                                                    --------------   -------------
Total assets                                                       $    39,452,888  $   36,597,429
                                                                    ==============   =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                $     1,113,443  $    1,102,024
   Accrued liabilities                                                   2,489,727       1,850,987
   Deferred income taxes                                                     8,244         286,885
   Current maturities on long-term
     debt and capital leases                                             2,040,667       1,028,443
                                                                    --------------   -------------
Total current liabilities                                                5,652,081       4,268,339

Long-term liabilities:
   Long-term debt, less current maturities                              12,422,904      11,347,047
   Capital lease obligations, less current maturities                    2,534,877       2,769,339
   Deferred income taxes                                                   831,525         489,869
   Other liabilities                                                       140,000         160,000
                                                                    --------------   -------------
Total long-term liabilities                                             15,929,306      14,766,255
                                                                    --------------   -------------
Total liabilities                                                       21,581,387      19,034,594

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                             -               -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued
     at December 31, 2000 and 1999                                          58,818          58,818
   Paid-in capital                                                      16,294,006      16,294,006
   Treasury stock, 42,400 shares at December 31, 2000                     (254,695)              -
   Retained earnings                                                     1,773,372       1,210,011
                                                                    --------------   -------------
     Total stockholders' equity                                         17,871,501      17,562,835
                                                                    --------------   -------------
Total liabilities and stockholders' equity                         $    39,452,888  $   36,597,429
                                                                    ==============   =============

See accompanying notes.





                                Tumbleweed, Inc.

     Consolidated Statements of Redeemable Members' Equity, Members' Equity,
          Members' Retained Earnings (Deficit) and Stockholders' Equity

                  Years Ended December 31, 2000, 1999 and 1998

                                                                        Redeemable
                                                                          Members                 Retained
                                       Common     Paid-In   Treasury  Equity-Class A  Members'    Earnings
                                        Stock     Capital     Stock       Members      Equity     (Deficit)     Total
                                      ----------------------------------------------------------------------------------
Balance at December 31, 1997          $      - $         - $       -  $  23,419,738  $   6,959  $(8,083,284) $15,343,413
Capital contribution                         -           -         -              -    747,500           -       747,500
Distributions of members' equity             -           -         -     (1,076,288)  (400,000)          -    (1,476,288)
Assumption of members'
   line of credit                            -           -         -     (6,990,348)         -           -    (6,990,348)
Net income                                   -           -         -              -          -    1,953,410    1,953,410
Accretion of redeemable
  members' equity                            -           -         -      3,571,586          -   (3,571,586)           -
                                      ----------------------------------------------------------------------------------
Balance at December 31, 1998                 -           -         -     18,924,688    354,459   (9,701,460)   9,577,687
Merger of Tumbleweed, LLC
   into Tumbleweed, Inc.                51,050   9,526,637         -    (18,924,688)  (354,459)   9,701,460            -
Tumbleweed, Inc. balances as of
   January 1, 1999                           1         129         -              -          -        (129)            1
Proceeds from common stock offering      7,767   7,758,533         -              -          -           -     7,766,300
Public offering costs                        -    (991,293)        -              -          -           -      (991,293)
Net income                                   -          -          -              -          -    1,210,140    1,210,140
                                      ----------------------------------------------------------------------------------
Balance at December 31, 1999            58,818  16,294,006         -              -          -    1,210,011   17,562,835
Net income                                   -          -          -              -          -      563,361      563,361
Purchase of treasury stock                   -          -   (254,695)             -          -            -     (254,695)
                                      ----------------------------------------------------------------------------------
Balance at December 31, 2000          $ 58,818 $16,294,006 $(254,695) $           -  $       -  $ 1,773,372  $17,871,501
                                      ==================================================================================





See accompanying notes.


                                Tumbleweed, Inc.

                      Consolidated Statements of Cash Flows

                                                                          Years Ended December 31
                                                                 2000              1999                1998
                                                            --------------    ---------------     --------------
Operating activities:
   Net income                                              $       563,361   $      1,210,140    $     1,953,410
   Adjustment to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                            2,147,408          1,804,757          1,442,011
        Preopening cost amortization                                     -                  -            816,604
        Provision for doubtful accounts                             68,464                  -                  -
        Deferred income taxes                                       63,015            776,754                  -
        Loss on guarantees of indebtedness                         725,000                  -                  -
        Loss from investment in TW-Springhurst                      58,903                  -                  -
        Gain from insurance proceeds due to involuntary
          conversion of non-monetary assets                       (554,864)                 -                  -
        Loss on disposition of property and equipment               38,250             38,455              7,324
        Changes in operating assets and liabilities:
          Accounts receivable                                        2,035           (172,411)           (87,172)
          Inventories                                             (121,404)          (264,203)          (508,562)
          Deferred preopening expenses                                   -            524,669         (1,074,173)
          Prepaid expenses                                        (286,157)             7,563            (51,466)
          Other assets                                             (89,452)          (198,598)          (114,550)
          Accounts payable                                          11,418           (177,212)           104,590
          Accrued liabilities                                      (41,178)           (84,033)           983,396
          Income taxes                                            (302,251)            61,376                  -
          Other liabilities                                        (20,000)            65,162            (23,746)
                                                            --------------    ---------------     --------------
Net cash provided by operating activities                        2,262,548          3,592,419          3,447,666

Investing activities:
   Purchases of property and equipment                          (3,090,936)        (6,915,544)        (5,313,575)
   Insurance proceeds for property and equipment                 1,299,352                  -                  -
   Business acquisitions                                        (1,806,333)                 -                  -
   Investment in TW-Springhurst                                   (200,000)                 -                  -
                                                            --------------    ---------------     --------------
Net cash used in investing activities                           (3,797,917)        (6,915,544)        (5,313,575)

Financing activities:
   Capital contribution from Class B members                             -                  -            747,500
   Distribution of members' equity                                       -                  -         (1,076,288)
   Proceeds from common stock offering                                   -          7,766,300                  -
   Proceeds from issuance of long-term debt                      6,423,960          8,193,436          5,580,463
   Payments on long-term debt and capital lease obligations     (4,992,255)        (6,411,571)        (2,329,328)
   Payment on short-term borrowings                                      -         (6,990,348)                 -
   Purchase of treasury stock                                     (254,696)                 -                  -
   Payment of public offering costs                                      -           (493,476)          (386,332)
                                                            --------------    ---------------     --------------
Net cash provided by financing activities                        1,177,009          2,064,341          2,536,015
                                                            --------------    ---------------     --------------

Net increase (decrease) in cash and cash equivalents              (358,360)        (1,258,784)           670,106
Cash and cash equivalents at beginning of year                     640,189          1,898,973          1,228,867
                                                            --------------    ---------------     --------------
Cash and cash equivalents at end of year                   $       281,829   $        640,189    $     1,898,973
                                                            ==============    ===============     ==============

Supplemental cash flow information:
   Cash paid for interest, net of amount capitalized       $     1,477,172   $      1,166,934    $       947,674
                                                            ==============    ===============     ==============
   Cash paid for income taxes                              $       304,674   $        798,670    $             -
                                                            ==============    ===============     ==============
Noncash investing and financing activities:
   Equipment acquired by capital lease obligations         $       224,906   $              -    $     1,570,246
                                                            ==============    ===============     ==============
   Public offering costs not paid at year-end              $             -   $              -    $       502,183
                                                            ==============    ===============     ==============

See accompanying notes.

                                TUMBLEWEED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

Merger of Tumbleweed, LLC and Tumbleweed, Inc.

Tumbleweed, Inc. (the Company) was legally formed in December 1997 and capitalized on June 23, 1998 with the issuance of 13 shares of Company common stock at $10 per share. Effective January 1, 1999, and as a result of the sale of 776,630 shares of common stock in an initial public offering (IPO), Tumbleweed, LLC (Tumbleweed) was merged into the Company. The interests of Tumbleweed members at the time of the merger were converted into a total of 5,105,000 shares of Company common stock. As of December 31, 1998, the Company had not conducted any operations and all expenditures through December 31, 1998 related to the IPO were funded and recorded by Tumbleweed. The accompanying consolidated statement of income and cash flows for the year ended December 31, 1998 is that of Tumbleweed and are included for comparative purposes since it was the predecessor company.

Prior to the merger, Tumbleweed and its owners (Members) operated pursuant to an Operating Agreement dated September 19, 1994. Members of Tumbleweed consisted of Common Members, Class A Members, Class B Members and a Class C Member. Certain Common Members acted as the Managers of Tumbleweed and, acting unanimously, generally had voting control of Tumbleweed.

Class A Members had, in addition to their cash contributions, provided financing which was accounted for as redeemable members' equity prior to Tumbleweed's assumption of the debt on December 31, 1998 (see Note 7). The capital accounts of the Common, Class B and Class C Members were $6,000, $459 and $500, respectively, as of December 31, 1997. During 1998, the Common Members received a distribution of $400,000 and the Class B Members made a capital contribution of $747,500. The capital accounts of the Common, Class B and Class C Members were $(394,000), $747,959 and $500, respectively, as of December 31, 1998.

Restaurant Facilities

As of December 31, 2000, the Company owned, franchised or licensed 63 Tumbleweed restaurants. The Company owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which is 50% owned through a joint venture. There were 19 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia, West Virginia and Wisconsin and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the years presented.


                                               2000         1999         1998
                                               ----         ----         ----
Company-owned restaurants:
     In operation, beginning of year            29           25           17
     Restaurants opened                          4            4            8
     Joint venture restaurant opened             1            -            -
     Restaurants purchased from franchisee       2            -            -
                                               ----         ----         ----
     In operation, end of year                  36           29           25
                                               ----         ----         ----
Franchise and licensed restaurants:
     In operation, beginning of year            22           18           12
     Restaurants opened                         10            8            7
     Restaurants closed                         (3)          (4)          (1)
     Restaurants sold to Tumbleweed, Inc.       (2)           -            -

     In operation, end of year                  27           22           18
                                               ----         ----         ----
          System Total                          63           51           43
                                               ====         ====         ====

Pro forma Financial Information (unaudited)

Pursuant to the rules and regulations of the Securities and Exchange Commission, the pro forma net income in the accompanying pro forma income data for the years ended December 31, 1999 and 1998 reflects a pro forma adjustment to income before income taxes and cumulative effect of a change in accounting principle for federal and state income taxes as if the Company had been a regular corporate taxpayer throughout the years presented. Pro forma income taxes for 1999 excludes the deferred tax effects of Tumbleweed changing from a limited liability company (which is taxed as a partnership) to a regular corporate taxable status. Pro forma income taxes for 1998 are at an estimated effective rate of 35%. Pro forma basic and diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for 1999. For 1998, the weighted average number of shares outstanding assumes the conversion of Tumbleweed's members' interests into 5,105,000 shares of common stock as of the beginning of the period.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. The Company's investment in TW- Springhurst (see
Note 10) is accounted for using the equity method, under which the Company's share of earnings or losses are reflected in income as earned.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits at financial institutions with maturities of less than three months when purchased.

Inventories

Inventories, which consist of smallwares, food, beverages and supplies, are stated at the lower of average cost or market.

Deferred Preopening Expenses

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." The SOP was effective beginning January 1, 1999 and requires that start- up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. Prior to 1999, the Company capitalized its preopening costs incurred in connection with opening new restaurant locations. The unamortized balance of the Company's deferred preopening costs ($524,669 as of December 31, 1998) was written- off (net of income taxes of $183,634) as a cumulative effect of a change in accounting principle on January 1, 1999.

Deferred preopening expenses included the direct costs typically associated with opening a new restaurant. These costs consisted primarily of costs incurred to develop the new restaurant management team, marketing and training. During 1998, these expenses were amortized on a straight-line method over twelve months from the restaurant opening date.

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

Revenue Recognition

Franchise fees are recognized when all material services, primarily site approval and management and staff training, have been substantially performed by the Company and the restaurant has opened for business. Fees received pursuant to development agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised restaurants subject to the development agreements begin operations. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income when earned. Costs associated with franchise operations are expensed as incurred.

Advertising Costs

Advertising costs include Company-owned restaurant contributions to the Tumbleweed Marketing Fund, Inc. ("the Marketing Fund") and developing and conducting advertising activities, including the placement of electronic and print materials developed by the Marketing Fund. All advertising and related costs are expensed as incurred. Contributions by Company-owned and franchised restaurants to the Marketing Fund are based on an established percentage of monthly restaurant revenues. The Marketing Fund is responsible for the development of marketing and advertising materials for use throughout the Company's system. The Marketing Fund is accounted for separately and is not included in the financial statements of the Company. Company contributions to the Marketing Fund for the years ended December 31, 2000, 1999 and 1998 were $123,435, $117,362 and $95,674, respectively. Advertising expense, which includes the Company's contributions to the Marketing Fund, for the years ended December 31, 2000, 1999 and 1998 were $1,570,179, $1,253,392 and $1,052,075, respectively.

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

Reclassifications of Financial Statements

Certain  reclassifications  have been made to the December 31, 1999 consolidated
balance  sheet  to  conform  with  December  31,  2000  classifications.   These
reclassifications have no effect on previously reported operations.

3. Property and Equipment

Property and equipment as of December 31 consist of:


                                                         2000           1999
                                                    ---------------------------
Land and land improvements                         $    9,135,805  $  8,698,101
Building and improvements                              13,929,153    13,312,798
Leasehold improvements                                  2,294,324     2,062,449
Equipment                                               7,662,479     5,926,655
Building and equipment under capital leases             4,496,593     4,274,559
Construction in progress                                  659,511       556,549
                                                    ---------------------------
                                                       38,177,865    34,831,111
Less accumulated depreciation and amortization         (6,382,411)   (4,683,552)
                                                    ---------------------------
                                                   $   31,795,454  $ 30,147,559
                                                    ===========================

4. Accrued Liabilities

Accrued liabilities as of December 31 consist of:


                                                         2000           1999
                                                    ---------------------------
Accrued payroll, severance and related taxes       $      897,841  $    611,566
Accrued insurance and fees                                282,281       270,174
Accrued taxes, other than payroll                         548,703       423,954
Gift certificate liability                                470,652       396,747
Deferred income related to involuntary conversion
 ofn-monetary assets                                      204,893             -
Other                                                      85,357       148,546
                                                    ---------------------------
                                                   $    2,489,727  $  1,850,987
                                                    ===========================

5.  Long-Term Debt

Long-term debt as of December 31 consists of:



                                                          2000        1999
                                                      -------------------------
Secured $6,500,000 mortgage revolving line of
credit note, bearing interest at prime rate
plus .25% (9.75% at December 31, 2000), due
December 31, 2003                                     $ 5,496,148   $ 5,242,148

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65% (9.20% at
December 31, 2000), due February 17, 2006               2,501,399     2,691,433

Secured mortgage note payable,  bearing interest at
prime rate plus 1% (10.5% at December 31, 2000),
payable in monthly installments through October 1,
2017                                                    1,039,068     1,061,614

Secured mortgage note payable, bearing interest at
8.75% , payable in monthly installments through
February 15, 2008                                         921,756       957,992

Secured $6,500,000 mortgage revolving line of credit
note, bearing interest at prime rate plus .25% (9.75%
at December 31, 2000), due October 3, 2001                915,868             -

Secured mortgage note payable bearing interest at
commercial paper rate plus 2.65% (9.20% at December
31, 2000), due December 31, 2001                          800,000         4,395

Secured mortgage note payable, bearing interest
at prime rate (9.5% at December 31, 2000), payable
in monthly installments through March 1, 2006             644,185       658,071

Secured mortgage note payable, bearing interest at
prime rate plus 1.25% (10.75% at December 31,
2000), payable in monthly installments through
November 27, 2016                                         596,875       634,375

Secured mortgage note payable, bearing interest at
10.52%, payable in monthly installments through
August 18, 2005                                           506,700             -

Other installment notes payable                           415,633       620,204
                                                       ------------------------
                                                       13,837,632    11,870,232
Less current maturities                                 1,414,728       523,185
                                                       ------------------------
Long-term debt                                        $12,422,904   $11,347,047
                                                       ========================

Property and equipment with a net book value of approximately $22,000,000 at December 31, 2000 collateralize the Company's long-term debt.

The aggregate annual maturities of long-term debt for the years subsequent to December 31, 2000 are as follows:

                2001                            $  1,414,728
                2002                                 659,387
                2003                               5,912,527
                2004                                 504,416
                2005                                 486,555
                Thereafter                         4,860,019
                                                 -----------
                Total                           $ 13,837,632
                                                 ===========

The Loan Agreement of the $6,500,000 line of credit which matures October 3, 2001 provides for extensions of the maturity date until the line of credit has been repaid or for the conversion of the current outstanding principal balance ($915,868 at December 31, 2000) to a Term Loan with a maturity of 5-years from the date of conversion. The current maximum amount available on the revolving line of credit is $1,440,000 which can be increased up to $6,500,000 as additional collateral is provided by the Company.

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

Interest costs capitalized during the construction period of restaurants were approximately $32,000 in 2000, $50,900 in 1999 and $104,200 in 1998.

6.   Leases

The Company leases certain buildings and equipment under capital lease agreements with related and third parties. The equipment leases have five to seven year terms. The building leases expire in 2016 and 2017. Future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at December 31, 2000 were as follows:



                                        Related Other
                                         Party Lease       Leases         Total
                                         -----------       ------         -----

2001                                    $      84,000   $   804,707 $   888,707
2002                                           84,000       689,510     773,510
2003                                           84,000       622,040     706,040
2004                                           84,000       314,338     398,338
2005                                           84,000       118,279     202,279
Thereafter                                  1,008,000       966,223   1,974,223
                                         --------------------------------------
Total minimum lease payments            $   1,428,000   $ 3,515,097   4,943,097
                                         ==========================
Less amount representing interest
  at 6.25% to 11.78%                                                 (1,782,282)
                                                                     -----------
    Net present value of lease payments                               3,160,815
Less current maturities                                                (625,938)
                                                                     -----------
Long-term portion of capital leases                                 $ 2,534,877
                                                                     ===========

The Company leases certain restaurants and equipment under operating leases having terms expiring between 2002 and 2017. Most of the restaurant facility leases have renewal clauses of five to twenty years exercisable at the option of the Company and one of the leases is with a related party. Certain leases require the payment of contingent rentals based on a percentage of gross revenues. Future minimum lease payments on operating leases at December 31, 2000 were as follows:


                          Related
                           Party          Other
                           Lease          Leases         Total
                       ------------------------------------------

        2001          $      60,000  $   1,992,260  $   2,052,260
        2002                 60,000      1,990,706      2,050,706
        2003                 60,000      2,001,106      2,061,106
        2004                 60,000      1,986,506      2,046,506
        2005                 60,000      1,753,689      1,813,689
        Thereafter          725,000     13,967,295     14,692,295
                       ------------------------------------------
                      $   1,025,000  $  23,691,562  $  24,716,562
                       ==========================================

Total rental expense was approximately $1,975,700 in 2000, $1,654,700 in 1999 and $1,455,500 in 1998 and included contingent rent of approximately $244,000 in 2000, $207,000 in 1999 and $178,700 in 1998. Rental expense for related party leases was approximately $388,000 in 2000, $407,900 in 1999 and $436,200 in
1998.

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

The $6,990,348 borrowed under the line of credit as of December 31, 1998 was repaid on January 5, 1999 out of the gross proceeds of $7,766,300 from the IPO (see Note 1). If an IPO had not occurred, any Class A Member had the right to sell to Tumbleweed their interest in Tumbleweed at any time after the fifth anniversary of the date that a Class A Member was admitted to Tumbleweed (generally 2000). The selling price was to be the sum of cash contributed by the Class A Member and an amount equal to an annual 30% internal rate of return on the Class A Member's cash contributions and pro rata assumed principal portion of the line of credit, taking into account all prior distributions to such Class A Member. The total Class A Members' interests which would have been required to be purchased by Tumbleweed in any one year was limited and would have been payable in equal installments over a five-year term, with interest. Redeemable members' equity in the accompanying Consolidated Statement of Redeemable Members' Equity, Members' Equity, Members' Retained Earnings (Deficit) and Stockholders' Equity for the year ended December 31, 1998 includes the accretion of the annual 30% internal rate of return.

Through December 31, 1998, capital contributions by the Class A Members were limited to their initial cash contributions in 1995 which amounted to $7,034,375 and borrowings under the line of credit assumed by the Class A Members.

8.   Income Taxes

The components of the provision for income taxes for the years ended December 31, 2000 and 1999 related to income before cumulative effect of a change in accounting principle consists of the following:


                                                   2000             1999
                                                -----------      -----------
Current - federal                              $      2,424     $    798,303
Current - state                                           -           55,345
Deferred                                             63,015          326,011
Deferred taxes resulting from
   a change in tax status                                 -          639,623
                                                -----------      -----------
                                               $     65,439     $  1,819,282
                                                ===========      ===========


The provision for income taxes for the years ended December 31, 2000 and 1999 on income before income taxes and cumulative effect of a change in accounting principle differs from the amount computed by applying the statutory federal income tax rate due to the following:


                                                   2000             1999
                                                -----------      -----------
U.S. federal income taxes at 34%               $    213,792     $  1,145,956
State income taxes, net of federal tax effect      (138,034)          81,405
Employment tax credits                              (97,483)         (74,723)
Deferred taxes resulting from change
   in tax status                                          -          639,623
Other items                                          87,164           27,021
                                                -----------      -----------
     Provision for income taxes                $     65,439     $  1,819,282
                                                ===========      ===========

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                   2000             1999
                                                -----------      -----------
Deferred tax assets:
     Book over tax amortization                $          -     $     45,767
     Tax credits and carryforwards                  339,763                -
     Unearned revenue                               244,074          200,429
                                                -----------      -----------
          Total deferred tax assets                 583,837          246,196

Deferred tax liabilities:
     Deferred expenses                             (747,419)        (424,632)
     Tax over book depreciation                    (676,187)        (598,318)
                                                -----------      -----------
          Total deferred tax liabilities         (1,423,606)      (1,022,950)
                                                -----------      -----------
Net deferred tax liability                     $    839,769     $    776,754
                                                ===========      ===========

As of December 31, 2000, the Company has state net operating loss carryforwards of approximately $2,600,000 which expire partly in 2016 and partly in 2020. Also, as of December 31, 2000, the Company has a $54,000 alternative minimum tax credit carryforward which has no expiration date, as well as $148,000 of employment tax credit carryforwards expiring in 2021, available to offset future U.S. federal income taxes. Management believes the Company will generate sufficient future regular taxable income to ensure realization of these benefits.

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

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank. See Note 18 for additional information regarding this matter.

TW-Tennessee is governed and managed by a board, some members of which are also directors of the Company and investors in the Company. Certain of these individuals are also investors in TW-Tennessee.

Franchise fees and royalties recorded by the Company in relation to TM Riders and TW-Tennessee were approximately $36,800, $160,800 and $225,600 in 2000, 1999 and 1998, respectively. The Company also provides management and accounting services for these entities for which fees are charged. Such management and accounting fees recorded in other revenues related to these entities totaled approximately $12,200, $40,500 and $104,000 in 2000, 1999 and 1998,
respectively.

During the year ended December 31, 2000, the Company assumed a TW-Tennessee, LLC equipment lease which it had previously guaranteed (see discussion above). The equipment will be utilized in the reconstruction of the Company- owned restaurant which was destroyed as result of a fire (see Note 12). The capital lease had a balance of approximately $225,000 on the date the lease was assumed.

In August 1997, Tumbleweed, LLC entered into the International Agreement with Tumbleweed International LLC (International), a restaurant developer based in Hanau, Germany. The International Agreement grants certain licensing and franchising rights to International for the development of Tumbleweed restaurants outside of the Western Hemisphere. International is a limited liability company owned by three corporations which are controlled by certain stockholders of the Company. In 2000, 1999 and 1998, International paid approximately $7,400, $18,700 and $7,500, respectively, in fees to the Company under the International Agreement.

Two common stockholders, one of which is also a director of the Company, are members in TW-Indiana, LLC, which in April 1998 acquired the franchise rights to five full-service Tumbleweed restaurants in Indiana and Kentucky from a third party. Franchise royalties recorded by the Company in relation to this entity were approximately $300,000, $311,000 and $242,500 in 2000, 1999 and 1998,
respectively. As of December 31, 2000, the Company had an interest free note receivable of $50,000 from TW-Indiana, LLC with a maturity date of December 31, 2002.

TW-Indiana, LLC and a director of the Company also are members of TW-Seymour, LLC, a franchisee of the Company which opened a full-service Tumbleweed restaurant in Indiana during 1999. Franchise fees and royalties recorded by the Company in relation to this entity were approximately $45,000 and $76,000 in 2000 and 1999, respectively.

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

During the years ended December 31, 2000 and 1999, the Company entered into management agreements with five companies who own Tumbleweed franchise restaurants with respect to five restaurant locations. The management agreements require the franchisees to pay certain fees to the Company in exchange for the Company providing operations management and accounting services to the franchisees. Certain directors and officers of the Company own substantial interests in these companies. Franchise fees and royalties recorded by the Company in 2000 and 1999 in relation to these entities were approximately $227,000 and $90,000, respectively. Management and accounting fees recorded in other revenues by the Company in 2000 and 1999 in relation to these entities were approximately $65,000 and $13,000, respectively. During the year ended December 31, 2000, the Company purchased the assets of two of these companies. See Note 11 for information regarding these transactions.

A provision for doubtful accounts of approximately $68,000 was recorded during 2000 which represents the balance due from a related party franchisee (discussed in the paragraph above) for accounting fees, royalties and a franchise fees. As of December 31, 2000, management considers it probable that this receivable will not be collected.

See Note 10 for additional related party transactions.

10.  Investment in TW-Springhurst

During the year ended December 31, 2000, the Company made a $200,000 investment in TW-Springhurst, LLC ("TW- Springhurst"). The Company has a 50% member interest with the remaining 50% held by TW-Springhurst Investors, LLC. A director of the Company and an officer of the Company own TW-Springhurst Investors, LLC. The initial purpose of the limited liability company is to construct and operate a Tumbleweed restaurant in Louisville, Kentucky. On August 29, 2000, a Management Agreement was signed between TW-Springhurst and the Company which provides that the Company will manage the day-to-day operations of the restaurant. The Company's share of TW-Springhurst's net loss was $58,903 for the year ended December 31, 2000.

11.  Business Acquisitions

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

The purchase price has been allocated as follows based upon the fair values of the assets acquired and liabilities assumed:



  Inventories                       $       47,356
  Building                                 585,000
  Equipment                                235,000
  Deposits                                   3,000
  Accrued property taxes                  (10,600)
  Capital lease obligation               (197,008)
                                     -------------
                                           662,748
Goodwill                                   266,652
                                     -------------
                                    $      929,400
                                     =============

On October 1, 2000, the Company purchased the assets of the Medina, Ohio Tumbleweed restaurant from TW-Medina, LLC (a limited liability company in which certain directors of the Company own a substantial interest) for $876,933. The purchase price for the business and property was at fair market value as determined by an independent business valuation appraisal. The purchase price was funded by cash reserves and funds drawn on the Company's mortgage revolving lines of credit. The purchase price has been allocated as follows based upon the fair values of the assets acquired and liabilities assumed:



  Inventories                       $       57,010
  Equipment                                235,000
  Accrued property taxes                   (5,694)
                                     -------------
                                           286,316
Goodwill                                   590,617
                                     -------------
                                    $      876,933
                                     =============

The acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the Company's results of operations since the date of acquisition.

12.  Involuntary Conversion of Non-Monetary Assets

As a result of a fire which occurred June 7, 2000 at a Company-owned restaurant in Kentucky, an involuntary conversion of non-monetary assets occurred which resulted in a $554,864 gain. The gain represents the difference between the carrying amount of the restaurant's assets which were destroyed (building, equipment and inventories of $744,488, in total, at the time of the fire) and the amount to be collected from the insurance company ($1,299,352). In addition, the Company has received approximately $605,000 from the insurance company for business interruption ($280,000) and continuing expenses ($120,000) through December 31, 2000. The additional $205,000 received is for estimated business interruption and continuing expenses in 2001. Accordingly, the Company has recorded this as deferred income in the accompanying financial statements.

13.  Treasury Stock

On January 14, 2000, the Board of Directors approved the repurchase from time to time of up to $500,000 of the Company's common stock. Purchases may be made in the open market as well as by private transaction at times and prices considered appropriate by the Company, subject to applicable rules and regulations. The purchases will be funded by cash reserves. Through December 31, 2000, the Company has repurchased 42,400 shares at a total cost of $254,695.

14.  Stock Incentive Plan

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

The common stock subject to the Plan will be authorized but unissued shares or previously acquired shares. The number of shares of common stock available for grant of awards under the Plan equals the greater of 1,235,000 shares, or 10% of the number of shares of common stock outstanding from time to time, including 170,000 shares reserved for options automatically granted to nonemployee directors under the Plan.

As of December 31, 2000, cumulative total options to purchase 1,377,077 shares of the Company's common stock had been granted to employees and directors of the Company at prices ranging from $2.56 to $10.00 per share which expire at various dates during 2009 and 2010 with a contractual life of 10 years. Initial grants of approximately 492,000 options were made at a price equal to the initial public offering price of $10.00 per share . The exercise price of subsequent grants were equal to the market price at the time of the grant. There were no options issued or outstanding at December 31, 1998.

Stock options granted under the Plan will be exercisable for a term of not more than ten years, as determined by the Committee. The option grants, with the exception of those granted to the Company's President and Chief Executive Officer in August 2000, are exercisable for 33% of the number of shares subject to the option on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of grant. In August 2000, 367,236 options were granted to the Company's President and Chief Executive Officer at prices ranging from $2.69 to $3.88 which become immediately vested and exercisable in the event of a change in control of the Company. Activity in the Plan during the years ended December 31, 2000 and 1999 was:


                                           2000                            1999
                                ---------------------------     --------------------------
                                                Weighted                       Weighted
                                                Average                         Average
                                Options      Exercise Price     Options     Exercise Price
                                -------      --------------     -------     --------------
Outstanding at the
  beginning of the year           532,666        $9.34                  -         $ -
Granted                           811,636         3.73            565,441        9.38
Exercised                               -          -                    -          -
Forfeited                        (299,848)        8.28            (32,775)       10.00
                                ---------                         -------
Outstanding at the
  end of the year               1,044,454        $5.30            532,666        $9.34
                                =========                         =======
Exercisable at the end
  of the year                     112,948        $9.52                  -          -
                                =========                         =======



The  following  table  summarizes   information  about  employee  stock  options
outstanding at December 31, 2000:


            Range of            Number          Weighted Average
       Exercise Prices       Outstanding        Exercise Price
       ---------------       -----------        --------------
            $10.00                259,143           $10.00
        $4.50 - $6.25              65,875            $5.41
        $2.56 - $3.88             719,436            $3.59
                            -------------
                               1,044,454
                            =============


The remaining contractual life of the outstanding stock options ranges from 8.1 years to 9.9 years.

The Company accounts for the Plan in accordance with APB 25, "Accounting for Stock Issued to Employees," as permitted by FAS 123, "Accounting and Disclosure of Stock-Based Compensation." The Company has not recognized compensation expense for stock options granted because the exercise price of the options equals the fair value of the underlying stock on the date of grant, which is the measurement date. If the alternative method of accounting for stock incentive plans prescribed by FAS 123 had been followed, the Company's net income and earnings per share for 2000 and 1999 would have been reduced to the pro forma amounts shown in the following table. For purposes of these pro forma disclosures, the estimated fair value of the options is recognized as compensation expense over the options' vesting period. The weighted average fair value of options granted was determined using the Black-Scholes option pricing model with the indicated assumptions.


                                                           2000          1999
                                                           ----          ----
 Net income as reported                                 $ 563,361    $ 1,210,140
 Pro forma net income (loss)                              (21,368)       619,803
 Pro forma basic and diluted earnings per common share      (0.00)          0.11

The following assumptions were used: (1) risk-free interest rate of 6.50 %; (2) dividend yield of 0%; (3) expected life of 6.5 years; and (4) volatility of
 .885% in 2000 and .655% in 1999. Results may vary depending on the assumptions applied within the model. The weighted average fair value per share of options granted was $3.68 and $6.31 for 2000 and 1999, respectively.

15.   Earnings  per Share

The following is a reconciliation of the Company's basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 in accordance with FAS 128, "Earnings per Share."


                                                                         2000          1999           1998
                                                                     -----------------------------------------
Numerator:
   Income before cumulative effect of a change in accounting
      principle                                                     $     563,361  $  1,551,175
   Cumulative effect of a change in accounting principle, net of tax      -            (341,035)
                                                                     ------------   -----------
   Net income                                                       $     563,361  $  1,210,140
                                                                     ============   ===========
Pro forma income data (unaudited):
   Pro forma income before cumulative effect of a change in
      accounting principle                                                         $  2,190,798   $  1,269,717
   Cumulative effect of a change in accounting principle, net of tax                   (341,035)        -
                                                                                    -----------    -----------
   Pro forma net income                                                            $  1,849,763   $  1,269,717
                                                                                    ===========    ===========
Denominator (1):
   Weighted average shares
     outstanding - basic                                                5,839,230     5,881,630      5,105,000
   Effect of dilutive securities:
     Director and employee stock options                                   52,706           565         -
                                                                     ------------   -----------    -----------
   Denominator for diluted earnings per
     share - adjusted weighted
     average and assumed conversions                                    5,891,936     5,882,195      5,105,000
                                                                     ============   ===========    ===========

(1) Actual for 2000 and pro forma for 1999 and 1998.

16.   Segment Information

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

Segment information for the years ended December 31 is as follows:

2000:

                                             Restaurant        Commissary        Corporate        Totals
                                            -------------    --------------    -------------   --------------
Revenues from external customers           $   51,820,600  $      1,663,208  $     2,816,958  $   56,300,766
Intersegment revenues                                   -         2,494,802                -       2,494,802
Gain from insurance proceeds due to
   involuntary conversion of non-
   monetary assets                                      -                 -          554,864         554,864
General and administrative expenses                     -                 -        4,959,656       4,959,656
Advertising expenses                                    -                 -        1,570,179       1,570,179
Depreciation and amortization                   1,689,740           117,326          340,342       2,147,408
Loss on guarantees of indebtedness and
  provision for doubtful accounts                       -                 -          793,464         793,464
Net interest expense                                    -           176,100        1,282,550       1,458,650
Equity in losses of TW-Springhurst                      -                 -          (58,903)        (58,903)
Income before income taxes                      6,438,963            85,112       (5,895,275)        628,800
Fixed assets                                   29,758,242         1,072,609          964,603      31,795,454
Expenditures for long-lived assets              2,779,337            13,978          297,621       3,090,936


1999:

                                             Restaurant        Commissary        Corporate         Totals
                                            -------------    --------------    -------------   --------------
Revenues from external customers            $  48,578,123  $      1,168,836  $     1,597,928  $    51,344,887
Intersegment revenues                             -               2,727,283          -              2,727,283
General and administrative expenses               -                -               3,728,329        3,728,329
Advertising expenses                              -                -               1,253,392        1,253,392
Depreciation and amortization                   1,450,288           118,752          235,717        1,804,757
Net interest expense                                    -           172,900          956,006        1,128,906
Income before income taxes
   and cumulative effect of a change
   in accounting principle                      7,338,467            93,911       (4,061,921)       3,370,457
Fixed assets                                   28,160,697         1,147,975          838,887       30,147,559
Expenditures for long-lived assets              6,312,460           237,175          365,909        6,915,544


1998:

                                             Restaurant        Commissary        Corporate         Totals
                                            -------------    --------------    -------------   --------------

Revenues from external customers           $   40,490,933  $      1,041,266  $     1,275,445  $    42,807,644
Intersegment revenues                                   -         2,429,620                -        2,429,620
General and administrative expenses                     -                 -        3,098,228        3,098,228
Advertising expenses                                    -                 -        1,052,075        1,052,075
Depreciation and amortization                   1,107,301           116,446          218,264        1,442,011
Net interest expense                                    -           161,700          708,012          869,712
Income before income taxes                      5,853,334           173,361       (4,073,285)       1,953,410
Fixed assets                                   23,341,248         1,004,373          575,176       24,920,797
Expenditures for long-lived assets              6,733,972            26,388          123,461        6,883,821

17.   Selected Quarterly Data

The following is a summary of certain unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.

2000:

                                         First         Second            Third           Fourth
                                        Quarter       Quarter           Quarter         Quarter           Total
                                        -------       -------           -------         -------           -----

Total revenues                      $   13,632,368 $  14,391,655     $  14,441,597   $  13,835,146    $  56,300,766
Income (loss) from operations              960,475       853,043(a)        (13,792)(b)     346,627(c)     2,146,353
Income (loss) before
   cumulative effect of a
   change in accounting
   principle                               418,130       337,793          (257,740)         65,178(d)       563,361
Net income (loss)                          418,130       337,793          (257,740)         65,178          563,361
Basic and diluted earnings per
  share:
   Income (loss) before
   cumulative effect of a
   change in accounting
   principle                                  0.07          0.06             (0.04)           0.01             0.10
   Net income (loss)                          0.07          0.06             (0.04)           0.01             0.10

(a) Includes gain from insurance proceeds due to involuntary conversion of non-monetary assets of approximately $434,000 and loss on guarantees of indebtedness of $475,000.

(b) Includes estimated additional loss on guarantees of indebtedness of $250,000.

(c) Includes additional gain from insurance proceeds due to involuntary conversion of non-monetary assets of approximately $121,000 and a provision for doubtful accounts of approximately $68,000.

(d) Includes a change in estimate of approximately $190,000 reducing the Company's provision for income taxes.


1999:

                                          First          Second            Third            Fourth
                                         Quarter        Quarter           Quarter          Quarter           Total
                                         -------        -------           -------          -------           -----

Total revenues                      $    11,959,369 $   13,269,554     $  13,525,876    $  12,590,088    $  51,344,887
Income from operations                      865,307      1,320,625         1,309,703        1,003,728        4,499,363
Income (loss) before cumulative
   effect of a change in
   accounting principle                   (237,296)        678,888           660,533          449,050        1,551,175
Net income (loss)                         (578,331)        678,888           660,533          449,050        1,210,140
Basic and diluted earnings per
  share:
   Income (loss) before
     cumulative effect of a
     change in accounting                    (0.04)           0.12              0.11             0.08             0.27
      principle
   Net income (loss)                         (0.10)           0.12              0.11             0.08             0.21
Pro forma income before
cumulative effect of a change
   in accounting  principle                 402,327        678,888           660,533          449,050        2,190,798
Pro forma net income                         61,292        678,888           660,533          449,050        1,849,763
Pro forma basic and diluted earnings
   per share:
   Pro forma income before
   cumulative effect of a change
   in accounting  principle                    0.07           0.12              0.11             0.08             0.37
   Pro forma net income                        0.01           0.12              0.11             0.08             0.31

18.  Contingencies

The Company has guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a franchisee (TW-Tennessee), to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank.

In March 2001, the bank which holds the line of credit filed suit in the Circuit Court of Jefferson County, Kentucky against TW-Tennessee and against the guarantors of the line of credit, including the Company and a Director of the Company. Prior to the suit being filed, the Company along with certain guarantors made a partial payment to the bank. If the bank is unsuccessful in collecting the remaining payments from the other guarantors, the Company would have exposure totaling approximately $1,000,000. While the Company believes it has fulfilled its obligation to the bank and intends to vigorously defend its position, it is too early in the process to predict with certainty the ultimate outcome of this matter since the suit is in the early pleading stages and no discovery has taken place.

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

The lessor under the equipment leases with TW-Tennessee has declared TW-Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company has made a partial payment to the lessor and is working with the lessor in pursuing the other guarantors of the equipment leases that have not made any payment. If the lessor is unsuccessful in collecting the remaining sums due from the other guarantors, the Company would have additional exposure totaling approximately $312,000.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 of which approximately $716,000 had been paid out as of December 31, 2000. The reserve amount was based on the Company's payment to the Landlord under the TW- Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

The Proxy Statement issued in connection with the shareholders meeting to be held on May 24, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6b, contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in
Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement issued in connection with the shareholders meeting to be held on May 24, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement issued in connection with the shareholders meeting to be held on May 24, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under caption "Beneficial Ownership Of Common Stock"and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement issued in connection with the shareholders meeting to be held on May 24, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b) contains under the caption "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

item 14.   Exhibits, financial statement schedules, and reports on form 8-K

     (a)  (1)     Financial Statements: See Item 8.

          (2)     Financial Statement Schedules:
                  Schedule II- Valuation and Qualifying Accounts    Page 51

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

          10.2 Employment Agreement between John A. Butorac, Jr. and Tumbleweed, Inc.*

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

          10.10   By-laws of Tumbleweed Marketing Fund, Inc.*

          10.11   Bonus Compensation Plan for Senior Executives*

          10.12 Revolving Line of Credit Note, dated April 21, 1999, between Tumbleweed, Inc. and National City Bank of Kentucky and related Loan Agreement***

          99 Registration Rights Agreement between Tumbleweed, Inc. and Tumbleweed, LLC*
 -----------------

          * Incorporated by reference to exhibits filed with the Commission on September 29, 1998, in Form S-1 Registration No. 333-57931.

         ** Incorporated by reference to exhibits filed with the Commission in Form 8-A filed by Tumbleweed, Inc. on February 25, 1999.

        *** Incorporated by reference to exhibits filed with the Commission on May 12, 1999 in Form 10-A, File No. 333-57931.

        (b) During the quarter ended December 31, 2000, the Company did not file any reports on Form 8-K

                                Tumbleweed, Inc.

                 Schedule II - Valuation and Qualifying Accounts



                                                                Additions
                                                    ---------------------------------
                                        Balance at   Charged to Other
                                       Beginning of  Charged to Costs     Accounts -     Deductions -   Balance at End
Description                                Year        and Expenses        Describe        Describe        of Year
-----------                                ----        ------------        --------        --------        -------
Year Ended December 31, 2000:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                         $ -           $68,464             $ -              $ -          $68,464

Year Ended December 31, 1999:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                           -              -                 -                -              -

Year Ended December 31, 1998:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                           -              -                 -                -              -







                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky.


                                             TUMBLEWEED, INC.



                                         /s/ Terrance A. Smith
                                     By: Terrance A. Smith
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and on the dates indicated.

                                        Title                          Date
                                        -----                          ----


/s/ Terrance A. Smith
Terrance A. Smith        President and Chief Executive Officer    March 30, 2001
                          and Director


/s/ James M. Mulrooney
James M. Mulrooney       Chief Financial Officer, Treasurer,      March 30, 2001
                          Secretary and Executive Vice President
                          and Director
                          (Principal Accounting Officer)

/s/ David M. Roth
David M. Roth            Director                                 March 30, 2001


/s/ Minx Auerbach
Minx Auerbach            Director                                 March 30, 2001


/s/ Lewis Bass
Lewis Bass               Director                                 March 30, 2001


/s/ John A. Butorac, Jr.
John A. Butorac, Jr.     Director                                 March 30, 2001


/s/ George R. Keller
George R. Keller         Director                                 March 30, 2001


/s/ James F. Koch
James F. Koch            Director                                 March 30, 2001