Form 10-Q
period 2001-03-31
TUMBLEWEED INC
filed 2001-05-15
CIK 1064535

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

                  For the quarterly period ended March 31, 2001

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

The number of shares of common stock, par value of $.01 per share, outstanding on May 1, 2001 was 5,839,230.


Exhibit Index: Page 16

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                          PAGE
      Item 1. Financial Statements (Unaudited)
              a) Consolidated Statements of Operations for the
                 three months ended March 31, 2001 and 2000                 3
              b) Consolidated Balance Sheets as of March 31, 2001
                 and December 31, 2000                                      4
              c) Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2001 and 2000                 5
              d) Notes to Consolidated Financial Statements                 6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11


      Item 3. Quantitative and Qualitative Disclosures About Market Risk   15


PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings                                           16
   Item 6.     Exhibits and Reports on Form 8-K                            16

Signature                                                                  18

                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                                   Three Months Ended
                                                                        March 31
                                                                  2001            2000
                                                              ------------    ------------
Revenues:
   Restaurant sales                                           $ 13,651,652    $ 12,821,270
   Commissary sales                                                455,747         422,606
   Franchise fees and royalties                                    336,446         228,967
   Other revenues                                                  190,419         159,525
                                                              ------------    ------------

Total revenues                                                  14,634,264      13,632,368

Operating expenses:
   Restaurant cost of sales                                      4,378,405       3,671,644
   Commissary cost of sales                                        397,517         375,103
   Operating expenses                                            7,530,279       6,745,055
   Selling, general and administrative expenses                  1,560,879       1,276,007
   Preopening expenses                                                 -            86,064
   Depreciation and amortization                                   574,567         518,020
                                                              ------------    ------------

Total operating expenses                                        14,441,647      12,671,893
                                                              ------------    ------------

Income from operations                                             192,617         960,475

Other income (expense):
   Interest expense, net                                          (382,024)       (317,198)
   Equity in income of TW-Springhurst                               12,683             -
                                                              ------------    ------------

Total other expense                                               (369,341)       (317,198)
                                                              ------------    ------------

Income (loss) before income taxes                                 (176,724)        643,277
Provision (benefit) for income taxes - current and deferred        (58,320)        225,147
                                                              ------------    ------------

Net income (loss)                                             $   (118,404)   $    418,130
                                                              ============    ============

Basic and diluted earnings (loss) per share:                  $      (0.02)   $       0.07
                                                              ============    ============

See accompanying notes.



                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                          March 31       December 31
                                                            2001            2000
                                                        (Unaudited)
                                                        ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                            $      1,099    $    281,829
   Accounts receivable, net of allowance of $68,464          601,038         757,956
   Income tax receivable                                     432,374         240,875
   Inventories                                             1,982,168       1,780,577
   Prepaid expenses and other assets                         302,492         345,148
                                                        ------------    ------------
Total current assets                                       3,319,171       3,406,385
Property and equipment, net                               32,061,641      31,795,454
Goodwill, net of accumulated amortization of
   $704,458 in 2001 and $669,395 in 2000                   3,441,554       3,476,617
Investment in TW-Springhurst                                  93,780         141,097
Other assets                                                 619,400         633,335
                                                        ------------    ------------
Total assets                                            $ 39,535,546    $ 39,452,888
                                                        ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                     $  2,034,292    $  1,113,443
   Accrued liabilities                                     2,057,734       2,489,727
   Deferred income taxes                                     107,320           8,244
   Current maturities on long-term
     debt and capital leases                               2,035,750       2,040,667
                                                        ------------    ------------
Total current liabilities                                  6,235,096       5,652,081

Long-term liabilities:
   Long-term debt, less current maturities                12,135,156      12,422,904
   Capital lease obligations, less current maturities      2,387,144       2,534,877
   Deferred income taxes                                     865,053         831,525
   Other liabilities                                         160,000         140,000
                                                        ------------    ------------
Total long-term liabilities                               15,547,353      15,929,306
                                                        ------------    ------------
Total liabilities                                         21,782,449      21,581,387

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                             -               -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued               58,818          58,818
   Paid-in capital                                        16,294,006      16,294,006
   Treasury stock, 42,400 shares                            (254,695)       (254,695)
   Retained earnings                                       1,654,968       1,773,372
                                                        ------------    ------------
     Total stockholders' equity                           17,753,097      17,871,501
                                                        ------------    ------------
Total liabilities and stockholders' equity              $ 39,535,546    $ 39,452,888
                                                        ============    ============

See accompanying notes.





                                Tumbleweed, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                   Three Months Ended
                                                                        March 31
                                                                  2001           2000
                                                              ------------   ------------

Operating activities:
   Net income (loss)                                          $  (118,404)   $   418,130
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
        Depreciation and amortization                             574,567        518,020
        Deferred income taxes                                     132,604        146,427
        Equity in income of TW-Springhurst                        (12,683)           -
        Loss on disposition of property and equipment              16,260          2,474
        Changes in operating assets and liabilities:
          Accounts receivable                                     156,918       (219,626)
          Income tax receivable                                  (191,499)           -
          Inventories                                            (201,591)       (76,488)
          Prepaid expenses                                         40,142        (19,581)
          Other assets                                              9,689        (54,212)
          Accounts payable                                        920,849        494,070
          Accrued liabilities                                    (431,993)       (93,602)
          Other liabilities                                        20,000         30,000
                                                              -----------    -----------
Net cash provided by operating activities                         914,859      1,145,612

Investing activities:
    Purchases of property and equipment                          (815,191)      (899,961)
   Distribution from TW-Springhurst                                60,000            -
                                                              -----------    -----------
Net cash used in investing activities                            (755,191)      (899,961)

Financing activities:
   Proceeds from issuance of long-term debt                     1,349,000        404,000
   Payments on long-term debt and capital lease obligations    (1,789,398)      (683,724)
   Purchase of treasury stock                                         -         (149,691)
                                                              -----------    -----------
Net cash used in financing activities                            (440,398)      (429,415)
                                                              -----------    -----------

Net decrease in cash and cash equivalents                        (280,730)      (183,764)

Cash and cash equivalents at beginning of period                  281,829        640,189
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $     1,099    $   456,425
                                                              ===========    ===========





See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001
1.    BASIS OF PRESENTATION

Restaurant Facilities

As of March 31, 2001, the Company owned, franchised or licensed 65 Tumbleweed restaurants. The Company owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which is 50% owned through a joint venture. There were 21 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia, West Virginia and Wisconsin and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the three months ended March 31, 2001.


   Company-owned restaurants:
     In operation, beginning of period                36
     Restaurants opened                                0
                                                --------
     In operation, end of period                      36

   Franchise and licensed restaurants:
     In operation, beginning of period                27
     Restaurants opened                                2
                                                --------
     In operation, end of period                      29
                                                --------
         System Total                                 65
                                                ========


Interim Financial Reporting

The accompanying consolidated financial statements have been prepared by the Company without audit, with the exception of the December 31, 2000 consolidated balance sheet which was derived from the audited consolidated financial statements included in the Company's Form 10-K. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These consolidated financial statements, note disclosures and other information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                 March 31      December 31
                                                   2001            2000
                                               ------------    ------------

Accrued payroll, severance and related taxes   $    975,426    $    897,841
Accrued insurance and fees                          165,142         282,281
Accrued taxes, other than payroll                   613,417         548,703
Gift certificate liability                          216,242         470,652
Deferred income related to involuntary
  conversion of non-monetary assets                   5,556         204,893
Other                                                81,951          85,357
                                               ------------    ------------
                                               $  2,057,734    $  2,489,727
                                               ============    ============

3.   LONG-TERM DEBT

Long-term debt consists of:

                                                      March 31      December 31
                                                        2001           2000
                                                    ------------   -------------
Secured $6,500,000 mortgage revolving line of
  credit note, bearing interest at prime rate
  plus .25% (8.25% at March 31, 2001), due
  December 31, 2003                                 $  5,361,148   $   5,496,148

Secured mortgage note payable, bearing interest
  at commercial paper rate plus 2.65% (7.65% at
  March 31, 2001), due February 17, 2006               2,453,890       2,501,399

Secured mortgage note payable, bearing interest at
  prime rate plus 1% (9.0% at March 31, 2001),
  payable in monthly installments through October 1,
  2017                                                 1,032,950       1,039,068


Secured $6,500,000  mortgage  revolving line of
  credit note, bearing interest at prime rate
  plus .25% (8.25% at March 31, 2001), due
  October 3, 2001                                        914,868         915,868

Secured mortgage note payable, bearing interest at
  8.75%, payable in monthly installments through
  February 15, 2008                                      911,854         921,756

Secured mortgage note payable bearing interest at
  commercial paper rate plus 2.65% (7.65% at
  March 31, 2001), due December 31, 2001                 800,000         800,000

Secured mortgage note payable, bearing interest
  at prime rate (8.0% at March 31, 2001), payable
  in monthly installments through March 1, 2006          639,298         644,185

Secured mortgage note payable, bearing interest at
  prime rate plus 1.25% (9.25% at March 31, 2001),
  payable in monthly installments through
  November 27, 2016                                      587,500         596,875

Secured mortgage note payable, bearing interest at
  10.52%, payable in monthly installments through
  August 18, 2005                                        485,373         506,700

Other installment notes payable                          363,003         415,633
                                                     -----------    ------------
                                                      13,549,884      13,837,632
Less current maturities                                1,414,728       1,414,728
                                                     -----------    ------------
Long-term debt                                      $ 12,135,156   $  12,422,904
                                                     ===========    ============

Property and equipment with a net book value of approximately $23,000,000 at March 31, 2001 collateralize the Company's long-term debt.

The Loan Agreement of the $6,500,000 line of credit which matures October 3, 2001 currently has a maximum amount available of up to $1,440,000. The Company can increase this amount by providing the Bank with additional collateral. The current principal balance at March 31, 2001 is $914,868. The Loan Agreement provides for extensions of the maturity date until the line of credit has been repaid or for the conversion of the current outstanding principal balance to a Term Loan with a maturity of 5-years from the date of conversion.

For the quarter ended March 31, 2001, the Company was not in compliance with certain financial covenants pertaining to its mortgage revolving lines of credit (balances at March 31, 2001 were $5,361,148 and $914,868) and a mortgage note payable (balance at March 31, 2001 was $2,453,890). The Company has received waivers from the lenders to cure the non-compliance. It is uncertain at this time if the Company will be in compliance with all of its loan covenants in future periods. If it does not comply with the covenants in future periods, the lenders would be entitled, at their discretion, to exercise certain remedies including acceleration of repayment.

4.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the three months ended March 31, 2001 and 2000 in accordance with FAS 128, "Earnings per Share."


                                                           2001        2000
                                                       -----------  -----------
Numerator:
   Net income (loss)                                   $  (118,404) $   418,130
                                                        ==========   ==========

Denominator:
   Weighted average shares
      outstanding - basic                                5,839,230    5,874,634
   Effect of dilutive securities:
      Director and employee stock options                       51        4,766
                                                        ----------   ----------
   Denominator for diluted earnings per share -
      adjusted weighted average and assumed conversions  5,839,281    5,879,400
                                                        ==========   ==========

5.   SEGMENT INFORMATION

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

Segment information for the three months ended March 31 is as follows:



2001:
                                     Restaurant        Commissary         Corporate          Totals
                                    ------------     --------------     -------------     ------------
Revenues from external
   customers                       $  13,651,652    $       454,747    $      526,865    $  14,634,264
Intersegment revenues                          -            683,620                 -          683,620
General and
   administrative expenses                     -                  -         1,102,367        1,102,367
Advertising expenses                           -                  -           458,512          458,512
Depreciation and
   amortization                          452,916             26,649            95,002          574,567
Net interest expense                           -             44,025           337,999          382,024
Income (loss) before income taxes      1,170,783             29,959        (1,377,466)       (176,724)



2000:
                                            Restaurant        Commissary         Corporate          Totals
                                           ------------     --------------     -------------     ------------
Revenues from external
   customers                              $  12,821,270    $       422,606    $      388,492    $  13,632,368
Intersegment revenues                                 -            633,909                 -          633,909
General and
   administrative expenses                            -                  -         1,014,478        1,014,478
Advertising expenses                                  -                  -           261,529          261,529
Depreciation and
   amortization                                 408,421             29,688            79,911          518,020
Net interest expense                                  -             44,025           273,173          317,198
Income (loss) before income taxes             1,743,541             18,000        (1,118,264)         643,277

6.  INCOME TAXES

Income taxes on the Company's income (loss) before income taxes for the three months ended March 31, 2001 and 2000 have been provided for at an estimated effective tax rate of 33% and 35%, respectively.

7.  CONTINGENCIES

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

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 of which approximately $717,000 had been paid out as of March 31, 2001. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW

Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

8.  OTHER EVENT

TW Funding, LLC is an entity owned by certain officers and directors of the Company. The members of TW Funding, LLC guaranteed a loan incurred by TW Funding to finance its purchase of 400,000 shares of Common Stock in the Company's initial public offering in January 1999. The shares held by TW Funding, as well as 1,900,000 shares of Company Common Stock, of which 1,800,000 shares are beneficially owned by directors of the Company, have been pledged to secure the loan and their guarantee. This pledge totals 2,300,000 shares of Common Stock. The loan matured on March 31, 2001. On or about May 5, 2001, the $4 million loan of TW Funding, LLC was declared in default and, as a result, Mr. Gerald Mansbach has become the beneficial owner of the above described shares, representing approximately 39.0% of the Company, with the power to vote and dispose of such shares.

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

As of March 31, 2001, we owned, franchised or licensed 65 Tumbleweed restaurants. We owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which is 50% owned through a joint venture. There were 21 franchised restaurants in Indiana, Illinois, Kentucky, Wisconsin, Virginia, West Virginia and Michigan, and eight licensed restaurants located outside the United States in Germany, Jordan, Saudi Arabia, Egypt, England and Turkey.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table, on the next page, sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.


                                                         Three Months Ended
                                                              March 31
                                                       2001              2000
                                                   -------------     -------------
Revenues:
   Restaurant sales                                         93.3  %           94.1 %
   Commissary sales                                          3.1               3.1
   Franchise fees and royalties                              2.3               1.7
   Other revenues                                            1.3               1.1
                                                   -------------     -------------
     Total revenues                                        100.0             100.0
Operating expenses:
   Restaurant cost of sales (1)                             32.1              28.6
   Commissary cost of sales (2)                             87.2              88.8
   Operating expenses (1)                                   55.2              52.6
   Selling, general and administrative expenses             10.7               9.4
   Preopening expenses                                         -               0.6
   Depreciation and amortization                             3.9               3.8
                                                   -------------     -------------
     Total operating expenses                               98.7              93.0
                                                   -------------     -------------
     Income from operations                                  1.3               7.0
Other expense, net                                          (2.5)             (2.3)
                                                   -------------     -------------
Income (loss) before income taxes                           (1.2)              4.7
Provision (benefit) for income taxes - current
   and deferred                                             (0.4)              1.6
                                                   -------------     -------------
Net  income (loss)                                          (0.8) %            3.1 %
                                                   =============     =============

(1)   As percentage of restaurant sales.
(2)   As percentage of commissary sales.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Total revenues increased by $1,001,896 or 7.3% for the three months ended March 31, 2001 compared to the same period in 2000 primarily as a result of the following:

   Restaurant sales increased by $830,382 or 6.5% for the three months ended March 31, 2001 compared to the same period in 2000. The increase is due primarily to the addition of six Company-owned restaurants since March 31, 2000. The increase is partially offset by a 1.0% decrease in same store sales for the three month period.

   Commissary sales to franchised and licensed restaurants increased by $33,141 or 7.8% for the three months ended March 31, 2001 compared to the same period in 2000. The increase is due primarily to four additional franchised or licensed restaurants since March 31, 2000.

   Franchise fees and royalties increased by $107,479 or 46.9% for the three months ended March 31, 2001 compared to same period in 2000. Franchise fees increased $35,000 in 2001 due to the fact that there were two franchise restaurant openings in the 2001 three month period compared to one franchise restaurant opening in 2000. Royalty income increased $72,479 during the three month period primarily due to four additional franchised or licensed restaurants since March 31, 2000.

   Other revenues increased by $30,894 or 19.4% for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to the fact that other revenues for the 2001 three month period includes approximately $100,000 of insurance proceeds as it relates to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. See Notes to Consolidated Financial Statements in the Company's December 31, 2000 Form 10-K for a detail discussion. There was no similar income in the 2000 three month period. This increase is partially offset by a decrease in volume related purchasing rebates in 2001 compared to 2000.

Restaurant cost of sales increased by $706,761 or 19.2% for the three months ended March 31, 2001 compared to the same period in 2000. The increase was principally due to the addition of six Company-owned restaurants since March 31, 2000. Restaurant cost of sales increased as a percentage of sales by 3.5% to 32.1% for the three months ended March 31, 2001 compared to 28.6% during the same period in 2000. The 3.5% increase is mainly the result of an increase in the cost of beef (primarily steaks and ribs).

Commissary cost of sales increased $22,414 or 6.0% for the three months ended March 31, 2001 compared to the same period in 2000. The increase in commissary cost of sales is due primarily to four additional franchised or licensed restaurants since March 31, 2000 . As a percentage to commissary sales, commissary cost of sales decreased 1.6% for the three months ended March 31, 2001 compared to the same period in 2000. The 1.6% decrease is mainly the result of a reduction in commissary overhead costs.

Restaurant operating expenses increased by $785,224 or 11.6% for the three months ended March 31, 2001 compared to the same period in 2000. The increase reflects the addition of six Company-owned restaurants since March 31, 2000. Operating expenses increased as a percentage of restaurant sales to 55.2% for the three months ended March 31, 2001 from 52.6% for the same period in 2000 primarily due to a 1.0% increase in utilities and a 0.6% increase in payroll costs.

Selling, general and administrative expenses increased by $284,872 or 22.3% for the three months ended March 31, 2001 compared to the same period in 2000. The increase in selling, general and administrative expenses for the three month period is primarily due to increased advertising costs of approximately $197,000 and the cost of implementing a new menu during the first quarter of 2001 of approximately $95,000. The increase in selling, general and administrative expenses for the three month period is partially offset by a reduction in payroll costs for corporate personnel. As a percentage to total revenues, selling, general and administrative expenses were 10.7% and 9.4% of revenues for the three months ended March 31, 2001 and 2000, respectively.

Preopening expenses were $86,064 for the three months ended March 31, 2000. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening. There were no preopening expenses incurred during the three months ended March 31, 2001.

Depreciation and amortization expense increased $56,547 or 10.9% for the three months ended March 31, 2001 compared to the same period in 2000 due primarily to the addition of six Company-owned restaurants since March 31, 2000.

Net interest expense increased $64,826 or 20.4% for the three months ended March 31, 2001 compared to the same period in 2000. The increase is the result of increased borrowing to fund the growth in Company-owned restaurants partially offset by decreases in the prime interest rate during 2001.

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

Our capital needs for the period ended March 31, 2000 arose from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings and lease financing. Our capital needs for the period ended March 31, 2001 arose from the reconstruction of a restaurant facility which was damaged by fire during June 2000, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was insurance proceeds received during 2000. The maintenance expenditures were funded by internally generated cash flow. The table below provides certain information regarding our sources and uses of cash for the periods presented.


                                                Three Months Ended
                                                     March 31

                                              2001               2000
                                          ------------       ------------
Net cash provided by operations          $     914,859      $   1,145,612
Purchases of property and equipment           (815,191)          (899,961)
Net payments on long-term
   debt and capital lease obligations         (440,398)          (279,724)




Our single largest use of funds during the period ended March 31, 2000 was for capital expenditures consisting of land, building and equipment. The growth of the Company during the 2000 period did not require significant additional working capital. Our largest use of funds during the period ended March 31, 2001 was for the reconstruction of a restaurant facility which was damaged by fire during 2000 and for payments on long-term debt and capital lease obligations. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

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

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 of which approximately $717,000 had been paid out as of March 31, 2001. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects the demand on future liquidity to be from the ongoing maintenance and improvement of existing restaurant facilities. As of March 31, 2001, the Company had no material commitments for the construction of new restaurants or maintenance or improvement of existing restaurant facilities.

We have a $6,500,000 mortgage revolving line of credit with a bank. As of March 31, 2001, we had outstanding borrowings under the line of credit in the amount of $5,361,148. The note bears interest at the prime rate plus .25% (8.25% at March 31, 2001) and is due December 31, 2003. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

We also have an additional $6,500,000 mortgage revolving line of credit with a bank. As of March 31, 2001, we had outstanding borrowings under the line of credit in the amount of $914,868. The note bears interest at the prime rate plus
 .25% (8.25% at March 31, 2001) and is due October 3, 2001. Upon the maturity date, the Loan Agreement provides for extensions of the maturity date until the line of credit has been repaid or for the conversion of the current outstanding principal balance to a Term Loan with a maturity of 5-years from the date of conversion. The current maximum amount available on the revolving line of credit is $1,440,000 which can be increased up to $6,500,000 as additional collateral is provided by the Company. The note imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

For the quarter ended March 31, 2001, the Company was not in compliance with certain financial covenants pertaining to its mortgage revolving lines of credit (balances at March 31, 2001 were $5,361,148 and $914,868) and a mortgage note payable (balance at March 31, 2001 was $2,453,890). The Company has received waivers from the lenders to cure the non-compliance. It is uncertain at this time if the Company will be in compliance with its loan covenants in future periods. If it does not comply with the covenants in future periods, the lenders would be entitled, at their discretion, to exercise certain remedies including acceleration of repayment.

OTHER EVENT

TW Funding, LLC is an entity owned by certain officers and directors of the Company. The members of TW Funding, LLC guaranteed a loan incurred by TW Funding to finance its purchase of 400,000 shares of Common Stock in the Company's initial public offering in January 1999. The shares held by TW Funding, as well as 1,900,000 shares of Company Common Stock, of which 1,800,000 shares are beneficially owned by directors of the Company, have been pledged to secure the loan and their guarantee. This pledge totals 2,300,000 shares of Common Stock. The loan matured on March 31, 2001. On or about May 5, 2001, the $4 million loan of TW Funding, LLC was declared in default and, as a result, Mr. Gerald Mansbach has become the beneficial owner of the above described shares, representing approximately 39.0% of the Company, with the power to vote and dispose of such shares.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of March 31, 2001 approximately $11,976,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near- term changes in interest rates on our financial position, results of operations or cash flows would not be significant.

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

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 of which approximately $717,000 had been paid out as of March 31, 2001. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         None

  (b)    Reports on Form 8-K

         Tumbleweed,  Inc.  filed Form 8-K  on January 11, 2001 to report  under
         Item 1 that the Company along with TW Funding, LLC and certain guarantors, which include some of the officers and directors of the Company, entered into a Forbearance, Confidentiality and Amendment Agreement as of December 31, 2000 which extended the maturity date of TW Funding, LLC's loan to March 31, 2001.

         Tumbleweed, Inc. filed Form 8-K on May 11, 2001 to report under Item 1 that on or about May 5, 2001, the $4 million loan of TW Funding, LLC was declared in default. That loan is secured by 400,000 shares of Tumbleweed, Inc. owned by TW Funding, LLC and 1,900,000 additional shares owned by members of TW

         Funding, LLC, including some officers and directors of Tumbleweed, Inc. Mr. Mansbach has become the beneficial owner of the above described shares, representing approximately 39.0% of the Company, with the power to vote and dispose of such shares.

 Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Dated:       May 15, 2001                Tumbleweed, Inc.

                                          By:  /s/  James M. Mulrooney
                                                    ------------------
                                                   James M. Mulrooney
                                                   Executive Vice President
                                                   Chief Financial Officer