Form 10-Q
period 2001-06-30
TUMBLEWEED INC
filed 2001-08-13
CIK 1064535

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

                  For the quarterly period ended June 30, 2001

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


             2301 River Road, Suite 200, Louisville, Kentucky 40206
                    (Address of principal executive offices)

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

The number of shares of common stock, par value of $.01 per share, outstanding on August 1, 2001 was 5,839,230.

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE
      Item 1.     Financial Statements (Unaudited)
                  a)    Consolidated Statements of Operations
                        for the six months and three months
                        ended June 30, 2001 and 2000                        3
                  b)    Consolidated Balance Sheets as of June 30, 2001
                        and December 31, 2000                               4
                  c)    Consolidated Statements of Cash
                        Flows for the six months and three months
                        ended June 30, 2001 and 2000                        5
                  d)    Notes to Consolidated Financial Statements          6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      12


      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                              18


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                        19
      Item 6.     Exhibits and Reports on Form 8-K                         19

Signature                                                                  20



                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                        Six Months Ended               Three Months Ended
                                                             June 30                         June 30
                                                       2001           2000            2001            2000
                                                  --------------  -------------   -------------  --------------
Revenues:
   Restaurant sales                              $    27,744,945 $   25,707,386  $   14,093,293 $    12,886,116
   Commissary sales                                      917,058        855,268         461,311         432,662
   Franchise fees and royalties                          657,607        653,768         321,161         424,802
   Gain from insurance proceeds due to
     involuntary conversion of non-monetary
     assets                                                    -        434,311               -         434,311
   Other revenues                                        260,699        373,288          70,280         213,764
                                                  --------------  -------------   -------------  --------------

Total revenues                                        29,580,309     28,024,021      14,946,045      14,391,655

Operating expenses:
   Restaurant cost of sales                            8,823,012      7,365,672       4,444,606       3,694,028
   Commissary cost of sales                              800,233        748,497         402,717         373,393
   Operating expenses                                 15,172,415     13,412,697       7,642,136       6,667,642
   Selling, general and administrative expenses        3,025,240      2,798,410       1,464,361       1,522,403
   Preopening expenses                                         -        375,751               -         289,688
   Depreciation and amortization                       1,169,943      1,034,477         595,375         516,458
   Loss on guarantees of indebtedness                          -        475,000               -         475,000
                                                  --------------  -------------   -------------  --------------

Total operating expenses                              28,990,843     26,210,504      14,549,195      13,538,612
                                                  --------------  -------------   -------------  --------------

Income from operations                                   589,466      1,813,517         396,850         853,043

Other income (expense):
   Interest expense, net                                (725,014)      (650,559)       (342,990)       (333,361)
   Equity in income of TW-Springhurst                     33,902              -          21,219               -
                                                  --------------  -------------   -------------  --------------

Total other expense                                     (691,112)      (650,559)       (321,771)       (333,361)
                                                  --------------  -------------   -------------  --------------

Income (loss) before income taxes                       (101,646)     1,162,958          75,079         519,682
Provision (benefit) for income taxes - current
  and deferred                                           (30,494)       407,035          27,828         181,889
                                                  --------------  -------------   -------------  --------------

Net income (loss)                                $       (71,152)$      755,923  $       47,251 $       337,793
                                                  ==============  =============   =============  ==============

Basic and diluted earnings (loss) per share      $         (0.01)$         0.13  $         0.01 $          0.06
                                                  ==============  =============   =============  ==============

See accompanying notes.




                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                                 June 30             December 31
                                                                   2001                  2000
                                                               (Unaudited)
                                                              --------------        --------------
Assets
Current assets:
   Cash and cash equivalents                                 $       197,012       $       281,829
   Accounts receivable, net of allowance of $68,464                  466,934               757,956
   Income tax receivable                                             303,475               240,875
   Inventories                                                     2,028,022             1,780,577
   Prepaid expenses and other assets                                 265,152               345,148
                                                              --------------        --------------
Total current assets                                               3,260,595             3,406,385
Property and equipment, net                                       31,526,657            31,795,454
Goodwill, net of accumulated amortization of
   $739,521 in 2001 and $669,395 in 2000                           3,406,491             3,476,617
Investment in TW-Springhurst                                         101,499               141,097
Other assets                                                         607,267               633,335
                                                              --------------        --------------
Total assets                                                 $    38,902,509       $    39,452,888
                                                              ==============        ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                          $     1,419,661       $     1,113,443
   Accrued liabilities                                             1,927,161             2,489,727
   Deferred income taxes                                             177,657                 8,244
   Current maturities on long-term
     debt and capital leases                                       1,498,921             2,040,667
                                                              --------------        --------------
Total current liabilities                                          5,023,400             5,652,081

Long-term liabilities:
   Long-term debt, less current maturities                        12,818,936            12,422,904
   Capital lease obligations, less current maturities              2,242,371             2,534,877
   Deferred income taxes                                             897,453               831,525
   Other liabilities                                                 120,000               140,000
                                                              --------------        --------------
Total long-term liabilities                                       16,078,760            15,929,306
                                                              --------------        --------------
Total liabilities                                                 21,102,160            21,581,387

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                       -                     -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued                       58,818                58,818
   Paid-in capital                                                16,294,006            16,294,006
   Treasury stock, 42,400 shares                                    (254,695)             (254,695)
   Retained earnings                                               1,702,220             1,773,372
                                                              --------------        --------------
     Total stockholders' equity                                   17,800,349            17,871,501
                                                              --------------        --------------
Total liabilities and stockholders' equity                   $    38,902,509       $    39,452,888
                                                              ==============        ==============

See accompanying notes.





                                Tumbleweed, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30
                                                                    2001             2000
                                                                -------------    ------------

Operating activities:
   Net income (loss)                                           $      (71,152)   $    755,923
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
        Depreciation and amortization                               1,169,943       1,034,477
        Deferred income taxes                                         235,341         194,979
        Loss on guarantee of indebtedness                                   -         475,000
        Gain from insurance proceeds due to involuntary
           conversion of non-monetary assets                                -        (434,311)
        Equity in income of TW-Springhurst                            (33,902)              -
        Loss on disposition of property and equipment                  18,567          14,252
        Changes in operating assets and liabilities:
          Accounts receivable                                         291,022        (337,714)
          Income tax receivable                                       (62,600)              -
          Inventories                                                (247,445)       (160,329)
          Prepaid expenses                                             74,968          (9,504)
          Other assets                                                 17,720         (50,627)
          Accounts payable                                            306,218         756,820
          Accrued liabilities                                        (562,566)       (188,196)
          Other liabilities                                           (20,000)         (5,000)
                                                                -------------    ------------
Net cash provided by operating activities                           1,116,114       2,045,770

Investing activities:
    Purchases of property and equipment                              (836,211)     (1,808,302)
   Distribution from TW-Springhurst                                    73,500               -
                                                                -------------    ------------
Net cash used in investing activities                                (762,711)     (1,808,302)

Financing activities:
   Proceeds from issuance of long-term debt                         2,979,120       1,704,000
   Payments on long-term debt and capital lease obligations        (3,417,340)     (1,868,710)
   Purchase of treasury stock                                               -        (241,999)
                                                                -------------    ------------
Net cash used in financing activities                                (438,220)       (406,709)
                                                                -------------    ------------

Net decrease in cash and cash equivalents                             (84,817)       (169,241)

Cash and cash equivalents at beginning of period                      281,829         640,189
                                                                -------------    ------------
Cash and cash equivalents at end of period                     $      197,012   $     470,948
                                                                =============    ============





See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001


1.    BASIS OF PRESENTATION

Restaurant Facilities

As of June 30, 2001, the Company owned, franchised or licensed 65 Tumbleweed restaurants. The Company owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which is 50% owned through a joint venture. There were 21 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia and Wisconsin and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the six months ended June 30, 2001.


   Company-owned restaurants:
     In operation, beginning of period                36
     Restaurants opened                                0
                                                --------
     In operation, end of period                      36

   Franchise and licensed restaurants:
     In operation, beginning of period                27
     Restaurants opened                                3
     Restaurants closed                               (1)
                                                --------
     In operation, end of period                      29
                                                --------
         System Total                                 65
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

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the six months and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to reduce depreciation and amortization expense by approximately $140,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                   June 30         December 31
                                                    2001               2000
                                                -------------     -------------

Accrued payroll, severance and related taxes    $     873,431     $     897,841
Accrued insurance and fees                            225,729           282,281
Accrued taxes, other than payroll                     591,020           548,703
Gift certificate liability                            180,587           470,652
Deferred income related to involuntary
  conversion of non-monetary assets                         -           204,893
Other                                                  56,394            85,357
                                                -------------     -------------
                                                $   1,927,161     $   2,489,727
                                                =============     =============

3.   LONG-TERM DEBT

Long-term debt consists of:

                                                        June 30      December 31
                                                          2001          2000
                                                      -----------    -----------
Secured $6,500,000  mortgage  revolving line of
  credit note, bearing interest at prime rate
  plus .25% (7.0% at June 30, 2001), due
  December 31, 2003                                  $  5,996,148   $  5,496,148

Secured mortgage note payable, bearing interest
  at commercial paper rate plus 2.65% (6.38% at
  June 30, 2001), due February 17, 2006                 2,406,381      2,501,399

Secured $6,500,000  mortgage  revolving line of
  credit note, bearing interest at prime rate
  plus .25% (7.0% at June 30, 2001), due
  October 3, 2001                                       1,164,868        915,868

Secured mortgage note payable,  bearing interest at
  prime rate plus 1% (7.75% at June 30, 2001),
  payable in monthly installments through October 1,
  2017                                                  1,026,342      1,039,068


Secured mortgage note payable, bearing interest at
  8.75%, payable in monthly installments through
  February 15, 2008                                       902,173        921,756

Secured mortgage note payable, bearing interest at
  prime rate (6.75% at June 30, 2001), payable
  in monthly installments through March 1, 2006           632,381        644,185

Secured mortgage note payable,  bearing  interest
  at prime rate plus 1.25% (8.0% at June 30, 2001),
  payable in monthly installments through
  November 27, 2016                                       578,125        596,875

Secured mortgage note payable, bearing interest at
  10.52%, payable in monthly installments through
  August 18, 2005                                         463,481        506,700

                              (Continued next page)

                                                       June 30       December 31
                                                         2001            2000
                                                      -----------    -----------

Secured mortgage note payable bearing interest at
  commercial paper rate plus 2.65% (6.38% at
  June 30, 2001), due December 31, 2001              $    230,000   $    800,000

Other installment notes payable                           309,908        415,633
                                                       ----------     ----------
                                                       13,709,807     13,837,632
Less current maturities                                   890,871      1,414,728
                                                       ----------     ----------
Long-term debt                                       $ 12,818,936   $ 12,422,904
                                                       ==========     ==========

Property and equipment with a net book value of approximately $23,000,000 at June 30, 2001 collateralize the Company's long-term debt.

The Loan Agreement of the $6,500,000 line of credit which matures October 3, 2001 currently has a maximum amount available of up to $1,440,000. The Company can increase this amount by providing the Bank with additional collateral. The current principal balance at June 30, 2001 is $1,164,868. The Loan Agreement provides the bank with the option of either extending the maturity date until the line of credit has been repaid or converting the current outstanding principal balance to a Term Loan with a maturity of 5-years from the date of conversion.

For the quarter ended June 30, 2001, the Company was in compliance with the financial covenants pertaining to its revolving lines of credit (balances as of June 30, 2001 were $5,996,148 and $1,164,868) and a mortgage note payable (balance as of June 30, 2001 was $2,406,381). The Company was not in compliance with certain financial covenants for the quarter ended March 31, 2001 for which a waiver was obtained.

4.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the six months and three months ended June 30, 2001 and 2000 in accordance with FAS 128, "Earnings per Share."


                                                                Six Months Ended             Three Months Ended
                                                                    June 30                       June 30
                                                              2001            2000          2001           2000
                                                          ------------     -----------   -----------    -----------
Numerator:
   Net income (loss)                                     $     (71,152)   $    755,923  $     47,251   $    337,793
                                                          ============     ===========   ===========    ===========

Denominator:
   Weighted average shares
      outstanding - basic                                    5,839,230       5,859,051     5,839,230      5,843,467
   Effect of dilutive securities:
      Director and employee stock options                          329             943           259              -
                                                          ------------     -----------   -----------    -----------
   Denominator for diluted earnings per share -
      adjusted weighted average and assumed conversions      5,839,559       5,858,108     5,839,489      5,843,467
                                                          ============     ===========   ===========    ===========


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

Segment information for the six months ended June 30 is as follows:



2001:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  27,744,945    $       917,058    $      918,306    $  29,580,309
Intersegment revenues                                        -          1,375,587                 -        1,375,587
General and
   administrative expenses                                   -                  -         2,093,059        2,093,059
Advertising expenses                                         -                  -           932,181          932,181
Depreciation and
   amortization                                        926,782             53,298           189,863        1,169,943
Net interest expense                                         -             88,050           636,964          725,014
Income (loss) before income taxes                    2,571,002             60,285        (2,732,933)       (101,646)



2000:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  25,707,386    $       855,268    $    1,461,367    $  28,024,021
Intersegment revenues                                        -          1,282,891                 -        1,282,891
General and
   administrative expenses                                   -                  -         2,181,323        2,181,323
Advertising expenses                                         -                  -           617,087          617,087
Depreciation and
   amortization                                        814,258             59,576           160,643        1,034,477
Net interest expense                                         -             88,050           562,509          650,559
Income (loss) before income taxes                    3,603,945             47,696        (2,488,683)       1,162,958

Segment information for the three months ended June 30 is as follows:


2001:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  14,093,293    $       461,311    $      391,441    $  14,946,045
Intersegment revenues                                        -            691,967                 -          691,967
General and
   administrative expenses                                   -                  -           990,692          990,692
Advertising expenses                                         -                  -           473,669          473,669
Depreciation and
   amortization                                        473,866             26,649            94,860          595,375
Net interest expense                                         -             44,025           298,965          342,990
Income (loss) before income taxes                    1,400,219             30,326        (1,355,466)          75,079










5.   SEGMENT INFORMATION (continued)


2000:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  12,886,116    $       432,662    $    1,072,877    $  14,391,655
Intersegment revenues                                        -            648,982                 -          648,982
General and
   administrative expenses                                   -                  -         1,166,845        1,166,845
Advertising expenses                                         -                  -           355,558          355,558
Depreciation and
   amortization                                        405,837             29,888            80,733          516,458
Net interest expense                                         -             44,025           289,336          333,361
Income (loss) before income taxes                    1,860,404             29,696        (1,370,418)         519,682

6.  INVOLUNTARY CONVERSION OF NON-MONETARY ASSETS

As a result of a fire which occurred June 7, 2000 at a Company-owned restaurant in Kentucky, an involuntary conversion of non-monetary assets occurred which resulted in a $434,311 gain. The gain represents the difference between the carrying amount of the restaurant's assets which were destroyed (building, equipment and inventory of $725,785, in total, at the time of the fire) and the amount to be collected from the insurance company ($1,160,096). In addition, the Company had accrued as a receivable at June 30, 2000 $59,436 from the insurance company in relation to business interruption. This amount was recorded in other revenues for the six months and three months ended June 30, 2000.

7.  INCOME TAXES

Income taxes on the Company's income (loss) before income taxes for the six months ended June 30, 2001 and 2000 have been provided for at an estimated effective tax rate of 30% and 35%, respectively.

8.  CONTINGENCIES

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

The lessor under the equipment leases with TW-Tennessee has declared TW-Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company along with certain guarantors have made a partial payment to the lessor and is working with the lessor in pursuing the other guarantors of the equipment leases that have not made any payment. If the lessor is unsuccessful in collecting the remaining sums due from the other guarantors, the Company would have additional exposure totaling approximately $312,000.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 ($475,000 during the three months ended June 30, 2000 and $250,000 during the three months ended September 30, 2000) which has been paid out as of June 30, 2001. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW-Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

9.  OTHER EVENT

TW Funding, LLC is an entity owned by certain officers and directors of the Company. The members of TW Funding, LLC guaranteed a loan incurred by TW Funding to finance its purchase of 400,000 shares of Common Stock in the Company's initial public offering in January 1999. The shares held by TW Funding, as well as 1,900,000 shares of Company Common Stock, of which 1,800,000 shares are beneficially owned by directors of the Company, have been pledged to secure the loan and their guarantee. This pledge totals 2,300,000 shares of Common Stock. The loan, as extended, matured on March 31, 2001. On or about May 5, 2001, the obligation of approximately $4,900,000 ($4,000,000 principal and $900,000 interest) of TW Funding, LLC was declared in default and, as a result, Mr. Gerald Mansbach has become the beneficial owner of the above described shares, representing approximately 39.0% of the Company, with the power to vote and dispose of such shares. In addition, upon default under the note, Mr. Mansbach became entitled to vote approximately 725,000 shares owned by the guarantors but not pledged. Accordingly, Mr. Mansbach currently has the right to vote 3,123,000 shares, or approximately 53.5% of the outstanding shares.

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

As of June 30, 2001, we owned, franchised or licensed 65 Tumbleweed restaurants. We owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which is 50% owned through a joint venture. There were 21 franchised restaurants in Indiana, Illinois, Kentucky, Wisconsin, Virginia and Michigan, and eight licensed restaurants located outside the United States in Germany, Jordan, Saudi Arabia, Egypt, England and Turkey.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.


                                                      Six Months Ended         Three Months Ended
                                                           June 30                   June 30
                                                      2001         2000         2001         2000
                                                   ----------   ----------   ----------   ----------
Revenues:
   Restaurant sales                                      93.8%        91.8%        94.3%        89.5%
   Commissary sales                                       3.1          3.1          3.1          3.0
   Franchise fees and royalties                           2.2          2.3          2.1          3.0
   Gain from insurance proceeds due to involuntary
      conversion of non-monetary asset                      -          1.5            -          3.0
   Other revenues                                         0.9          1.3          0.5          1.5
                                                   ----------   ----------   ----------   ----------
     Total revenues                                     100.0        100.0        100.0        100.0
Operating expenses:
   Restaurant cost of sales (1)                          31.8         28.7         31.5         28.7
   Commissary cost of sales (2)                          87.3         87.5         87.3         86.3
   Operating expenses (1)                                54.7         52.2         54.2         51.7
   Selling, general and administrative expenses          10.2         10.0          9.8         10.6
   Preopening expenses                                      -          1.3            -          2.0
   Depreciation and amortization                          4.0          3.7          4.0          3.6
   Loss on guarantees of indebtedness                       -          1.7            -          3.3
                                                   ----------   ----------   ----------   ----------
     Total operating expenses                            98.0         93.5         97.3         94.1
                                                   ----------   ----------   ----------   ----------
     Income from operations                               2.0          6.5          2.7          5.9
Other expense, net                                       (2.3)        (2.3)        (2.2)        (2.3)
                                                   ----------   ----------   ----------   ----------
Income (loss) before income taxes                        (0.3)         4.2          0.5          3.6
Provision (benefit) for income taxes - current
   and deferred                                          (0.1)         1.5          0.2          1.3
                                                   ----------   ----------   ----------   ----------
Net  income (loss)                                       (0.2)%        2.7%         0.3%         2.3%
                                                   ==========   ==========   ==========   ==========


  (1)   As percentage of restaurant sales.
  (2)   As percentage of commissary sales.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Total revenues increased by $1,556,288 or 5.5% for the six months ended June 30, 2001 compared to the same period in 2000 primarily as a result of the following:

   Restaurant sales increased by $2,037,559 or 7.9% for the six months ended June 30, 2001 compared to the same period in 2000. The increase in restaurant sales is due primarily to 30 additional Company-owned restaurant store months during the six months ended June 30, 2001 compared to the same period in 2000. The increase is partially offset by a 1.3% decrease in same store sales for the six month period.

   Commissary sales to franchised and licensed restaurants increased by $61,790 or 7.2% for the six months ended June 30, 2001 compared to the same period in 2000. The increase is due primarily to 24 additional franchised and licensed restaurant store months during the six months ended June 30, 2001 compared to the same period in 2000.

   Franchise fees and royalties increased by $3,839 or 0.6% for the six months ended June 30, 2001 compared to the same period in 2000. Royalty income increased $73,839 for the six month period primarily as a result of 24 additional franchised or licensed restaurant store months during the six months ended June 30, 2001 compared to the same period in 2000. The increase in royalty income is partially offset by a $70,000 decrease in franchise income for the six months ended June 30, 2001 compared to the same period in 2000. The decrease in franchise income is a result of the fact that there were five franchise restaurant openings in 2000 compared to three franchise restaurant openings in 2001.

   The gain from insurance proceeds during the six months ended June 30, 2000 was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 6 of the accompanying consolidated financial statements for a detail discussion. There was no similar income during the six months ended June 30, 2001.

   Other revenues decreased by $112,589 or 30.2% for the six months ended June 30, 2001 compared to the same period in 2000 primarily due to a decrease in volume related purchasing rebates in 2001 compared to 2000. The decrease in rebate income is partially offset by insurance proceeds which relate to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. Other revenues includes $100,000 and $40,000 of insurance proceeds for the six months ended June 30, 2001 and 2000, respectively. See Note 6 of the accompanying consolidated financial statements for a detail discussion.

Restaurant cost of sales increased by $1,457,340 or 19.8% for the six months ended June 30, 2001 compared to the same period in 2000. The increase was principally due to 30 additional Company-owned restaurant store months during the six months ended June 30, 2001 compared to the same period in 2000. Restaurant cost of sales increased as a percentage of sales by 3.1% to 31.8% for the six months ended June 30, 2001 compared to 28.7% during the same period in 2000. The 3.1% increase in cost of sales is primarily the result of increased beef cost (primarily steaks and ribs) and as a result of improving the quality of the beef product served in the restaurants.

Commissary cost of sales increased $51,736 or 6.9% for the six months ended June 30, 2001 compared to the same period in 2000. The increase in commissary cost of sales is due primarily to 24 additional franchised and licensed restaurant store months during the six months ended June 30, 2001 compared to the same period in 2000. As a percentage to commissary sales, commissary cost of sales decreased 0.2% for the six months ended June 30, 2001 compared to the same period in 2000.

Restaurant operating expenses increased by $1,759,718 or 13.1% for the six months ended June 30, 2001 compared to the same period in 2000. The increase in operating expenses reflects 30 additional Company-owned restaurant store months during the six months ended June 30, 2001 compared to the same period in 2000. Operating expenses increased as a percentage of restaurant sales to 54.7% for the six months ended June 30, 2001 from 52.2% for the same period in 2000 primarily due to a 0.8% increase in utilities and a 1.1% increase in payroll costs.

Selling, general and administrative expenses increased by $226,830 or 8.1% for the six months ended June 30, 2001 compared to the same period in 2000. The increase in selling, general and administrative expenses for the six month period is primarily due to increased advertising costs of approximately $315,000, the cost of implementing a new menu during the first quarter of 2001of approximately $95,000 and increased legal costs. The increase in selling, general and administrative expenses for the six month period is partially offset by a reduction in payroll costs for corporate personnel. As a percentage to total revenues, selling, general and administrative expenses were 10.2% and 10.0% of revenues for the six months ended June 30, 2001 and 2000, respectively.

Preopening expenses were $375,751 for the six months ended June 30, 2000. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening. There were no preopening expenses incurred during the six months ended June 30, 2001.

Depreciation and amortization expense increased $135,466 or 13.1% for the six months ended June 30, 2001 compared to the same period in 2000 due primarily to 30 additional Company-owned restaurant store months during the six months ended June 30, 2001 compared to the same period in 2000.

Net interest expense increased $74,455 or 11.4% for the six months ended June 30, 2001 compared to the same period in 2000. The increase is the result of increased borrowing to fund the growth in Company-owned restaurants partially offset by decreases in the prime interest rate during 2001.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Total revenues increased by $554,390 or 3.8% for the three months ended June 30, 2001 compared to the same period in 2000 primarily as a result of the following:

   Restaurant sales increased by $1,207,177 or 9.4% for the three months ended June 30, 2001 compared to the same period in 2000. The increase in restaurant sales is due primarily to 15 additional Company-owned restaurant store months during the three months ended June 30, 2001 compared to the same period in 2000. The increase is partially offset by a 1.5% decrease in same store sales for the three month period.

   Commissary sales to franchised and licensed restaurants increased by $28,649 or 6.6% for the three months ended June 30, 2001 compared to the same period in 2000. The increase is due primarily to six additional franchised and licensed restaurant store months during the three months ended June 30, 2001 compared to the same period in 2000.

   Franchise fees and royalties decreased by $103,641 or 24.4% for the three months ended June 30, 2001 compared to the same period in 2000. Franchise fees decreased $105,000 in 2001 due to the fact that there was one franchise restaurant opening in the three months ended June 30, 2001 compared to four franchise restaurant openings in 2000. Royalty income remained fairly constant during the three months ended June 30, 2001 compared to the same period in 2000.

   The gain from insurance proceeds during the three months ended June 30, 2000 was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 6 of the accompanying consolidated financial statements for a detail discussion. There was no similar income during the 2001 three month period.

   Other revenues decreased by $143,484 or 67.1% for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to a decrease in volume related purchasing rebates in 2001 compared to 2000. Additionally, other revenues for the three months ended June 30, 2001 included $40,000 of insurance proceeds which relate to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. See Note 6 of the accompanying consolidated financial statements for a detail discussion. There was no similar income during the three months ended June 30, 2001.

Restaurant cost of sales increased by $750,578 or 20.3% for the three months ended June 30, 2001 compared to the same period in 2000. The increase in cost of sales was principally due to 15 additional Company-owned restaurant store months during the three months ended June 30, 2001 compared to the same period in 2000. Restaurant cost of sales increased as a percentage of sales by 2.8% to 31.5% for the three months ended June 30, 2001 compared to 28.7% during the same period in 2000. The 2.8% increase is mainly the result of increased beef cost (primarily steaks and ribs) and as a result of improving the quality of the beef product served in the restaurants.

Commissary cost of sales increased $29,324 or 7.8% for the three months ended June 30, 2001 compared to the same period in 2000. The increase in commissary cost of sales is due primarily to six additional franchised and licensed restaurant store months during the three months ended June 30, 2001 compared to the same period in 2000. As a percentage to commissary sales, commissary cost of sales increased 1.0% for the three months ended June 30, 2001 compared to the same period in 2000.

Restaurant operating expenses increased by $974,494 or 14.6% for the three months ended June 30, 2001 compared to the same period in 2000. The increase in operating expenses reflects 15 additional Company-owned restaurant store months during the three months ended June 30, 2001 compared to the same period in 2000. Operating expenses increased as a percentage of restaurant sales to 54.2% for the three months ended June 30, 2001 from 51.7% for the same period in 2000 primarily due to a 0.6% increase in utilities and a 0.5% increase in payroll costs.

Selling, general and administrative expenses decreased by $58,042 or 3.8% for the three months ended June 30, 2001 compared to the same period in 2000. The decrease in selling, general and administrative expenses for the three month period is primarily due to decreased payroll costs for corporate personnel partially offset by increased advertising and legal costs. As a percentage to total revenues, selling, general and administrative expenses were 9.8% and 10.6% for the three months ended June 30, 2001 and 2000, respectively.

Preopening expenses were $289,688 for the three months ended June 30, 2000. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening. There were no preopening expenses incurred during the three months ended June 30, 2001.

Depreciation and amortization expense increased $78,917 or 15.3% for the three months ended June 30, 2001 compared to the same period in 2000 due primarily to 15 additional Company-owned restaurant store months during the three months ended June 30, 2001 compared to the same period in 2000.

Net interest expense increased $9,629 or 2.9% for the three months ended June 30, 2001 compared to the same period in 2000. The increase is the result of increased borrowing to fund the growth in Company-owned restaurants partially offset by decreases in the prime interest rate during 2001.

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

Our capital needs for the six months ended June 30, 2001 arose from the reconstruction of a restaurant facility which was damaged by fire during June 2000, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was insurance proceeds received during 2000. The maintenance expenditures were funded by internally generated cash flow. Our capital needs for the six months ended June 30, 2000 arose from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings and lease financing.

The table below provides certain information regarding our sources and uses of cash for the periods presented.


                                                     Six Months Ended
                                                          June 30

                                                  2001               2000
                                              ------------       ------------
Net cash provided by operations              $   1,116,114      $   2,045,770
Purchases of property and equipment               (836,211)        (1,808,302)
Net payments on long-term
   debt and capital lease obligations             (438,220)          (164,710)

Our largest use of funds during the six months ended June 30, 2001 was for the reconstruction of a restaurant facility which was damaged by fire during 2000 and for payments on long-term debt and capital lease obligations. Our largest use of funds during the six months ended June 30, 2000 was for capital expenditures consisting of land, building and equipment and for payments on long-term debt and capital lease obligations. The growth of the Company during the 2000 period did not require significant additional working capital. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

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

The lessor under the equipment leases with TW-Tennessee has declared TW-Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company along with certain guarantors have made a partial payment to the lessor and is working with the lessor in pursuing the other guarantors of the equipment leases that have not made any payment. If the lessor is unsuccessful in collecting the remaining sums due from the other guarantors, the Company would have additional exposure totaling approximately $312,000.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 ($475,000 during the three months ended June 30, 2000 and $250,000 during the three months ended September 30, 2000) which has been paid out as of June 30, 2001. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter. We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects the demand on future liquidity to be from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of June 30, 2001, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities.

We have a $6,500,000 mortgage revolving line of credit with a bank. As of June 30, 2001, we had outstanding borrowings under the line of credit in the amount of $5,996,148. The note bears interest at the prime rate plus .25% (7.0% at June 30, 2001) and is due December 31, 2003. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

We also have an additional $6,500,000 mortgage revolving line of credit with a bank. As of June 30, 2001, we had outstanding borrowings under the line of credit in the amount of $1,164,868. The note bears interest at the prime rate plus .25% (7.0% at June 30, 2001) and is due October 3, 2001. Upon the maturity date, the Loan Agreement provides the bank with the option of either extending the maturity date until the line of credit has been repaid or converting the current outstanding principal balance to a Term Loan with a maturity of 5-years from the date of conversion. The current maximum amount available on the revolving line of credit is $1,440,000 which can be increased up to $6,500,000 as additional collateral is provided by the Company. The note imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

For the quarter ended June 30, 2001, the Company was in compliance with the financial covenants pertaining to its revolving lines of credit (balances as of June 30, 2001 were $5,996,148 and $1,164,868) and a mortgage note payable (balance as of June 30, 2001 was $2,406,381). The Company was not in compliance with certain financial covenants for the quarter ended March 31, 2001 for which a waiver was obtained.

OTHER EVENTS

TW Funding, LLC is an entity owned by certain officers and directors of the Company. The members of TW Funding, LLC guaranteed a loan incurred by TW Funding to finance its purchase of 400,000 shares of Common Stock in the Company's initial public offering in January 1999. The shares held by TW Funding, as well as 1,900,000 shares of Company Common Stock, of which 1,800,000 shares are beneficially owned by directors of the Company, have been pledged to secure the loan and their guarantee. This pledge totals 2,300,000 shares of Common Stock. The loan, as extended, matured on March 31, 2001. On or about May 5, 2001, the obligation of approximately $4,900,000 ($4,000,000 principal and $900,000 interest) of TW Funding, LLC was declared in default and, as a result, Mr. Gerald Mansbach has become the beneficial owner of the above described shares, representing approximately 39.0% of the Company, with the power to vote and dispose of such shares. In addition, upon default under the note, Mr. Mansbach became entitled to vote approximately 725,000 shares owned by the guarantors but not pledged. Accordingly, Mr. Mansbach currently has the right to vote 3,123,000 shares, or approximately 53.5% of the outstanding shares.

The Company has been notified by Nasdaq that it has not met the minimum public float requirement of $5 million over the last 30 consecutive trading days as required by Nasdaq's National Market rules. Nasdaq has given the Company until October 31, 2001 to regain compliance. If the Company does not regain compliance by October 31, 2001, Nasdaq will delist the Company's securities from Nasdaq's National Market System. The Company is currently evaluating its options in the event it cannot regain compliance.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to reduce depreciation and amortization expense by approximately $140,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of June 30, 2001, approximately $12,195,000 of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations or cash flows would not be significant.

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

The lessor under the equipment leases with TW-Tennessee has declared TW-Tennessee to be in default thereunder and demanded payment in full from all guarantors of the leases, including the Company. The Company along with certain guarantors have made a partial payment to the lessor and is working with the lessor in pursuing the other guarantors of the equipment leases that have not made any payment. If the lessor is unsuccessful in collecting the remaining sums due from the other guarantors, the Company would have additional exposure totaling approximately $312,000.

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 ($475,000 during the three months ended June 30, 2000 and $250,000 during the three months ended September 30, 2000) which has been paid out as of June 30, 2001. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  (a)    Exhibits  - None
  (b)    Reports on Form 8-K

          Tumbleweed, Inc. filed Form 8-K on May 11, 2001 to report under Item 1 that on or about May 5, 2001, the obligation of approximately $4,900,000 ($4,000,000 principal and $900,000 interest) of TW Funding, LLC was declared in default. That loan is secured by 400,000 shares of Tumbleweed, Inc. owned by TW Funding, LLC and 1,900,000 additional shares owned by members of TW Funding, LLC, including some officers and directors of Tumbleweed, Inc. Mr. Mansbach has become the beneficial owner of the above described shares, representing approximately 39.0% of the Company, with the power to vote and dispose of such shares.

         Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Dated:       August 10, 2001                          Tumbleweed, Inc.
                                                          (Registrant)

                                             By:  /s/ Glennon F. Mattingly
                                                      --------------------
                                                      Glennon F. Mattingly
                                                      Chief Financial Officer