Form 10-Q
period 2001-09-30
TUMBLEWEED INC
filed 2001-11-09
CIK 1064535

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

                For the quarterly period ended September 30, 2001

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

The number of shares of common stock, par value of $.01 per share, outstanding on November 1, 2001 was 5,839,230.

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                          PAGE
      Item 1.     Financial Statements (Unaudited)
                  a)    Consolidated Statements of Operations
                        for the nine months and three months
                        ended September 30, 2001 and 2000                    3
                  b)    Consolidated Balance Sheets as of September 30,
                        2001 and December 31, 2000                           4
                  c)    Consolidated Statements of Cash
                        Flows for the nine months ended
                        September 30, 2001 and 2000                          5
                  d)       Notes to Consolidated Financial Statements        6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13


      Item 3.     Quantitative and Qualitative Disclosures About Market
                  Risk                                                      19


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                         20
      Item 6.     Exhibits and Reports on Form 8-K                          21

Signature                                                                   22

                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                        Nine Months Ended               Three Months Ended
                                                           September 30                    September 30
                                                       2001            2000            2001           2000
                                                   -------------   ------------    ------------   -------------
Revenues:
   Restaurant sales                               $   42,111,345  $  39,186,377   $  14,366,401  $   13,478,991
   Commissary sales                                    1,360,618      1,250,098         443,560         394,830
   Franchise fees and royalties                          964,761        926,960         307,154         273,192
   Gain from insurance proceeds due to
     involuntary conversion of non-monetary
     assets                                                    -        434,311               -               -
   Other revenues                                        333,379        667,872          72,680         294,584
                                                   -------------   ------------    ------------   -------------

Total revenues                                        44,770,103     42,465,618      15,189,795      14,441,597

Operating expenses:
   Restaurant cost of sales                           13,221,757     11,380,258       4,398,746       4,014,588
   Commissary cost of sales                            1,189,510      1,100,899         389,276         352,403
   Operating expenses                                 22,994,702     20,569,433       7,822,287       7,156,736
   Selling, general and administrative expenses        4,612,473      4,832,216       1,587,233       2,033,807
   Preopening expenses                                         -        486,728               -         110,977
   Depreciation and amortization                       1,769,962      1,571,356         600,020         536,878
   Loss on guarantees of indebtedness                          -        725,000               -         250,000
                                                   -------------   ------------    ------------   -------------

Total operating expenses                              43,788,404     40,665,890      14,797,562      14,455,389
                                                   -------------   ------------    ------------   -------------

Income (loss) from operations                            981,699      1,799,728         392,233         (13,792)

Other income (expense):
   Interest expense, net                              (1,018,271)    (1,030,351)       (293,257)       (379,792)
   Equity in income (loss) of TW-Springhurst              54,531         (2,939)         20,629          (2,939)
                                                   -------------   ------------    ------------   -------------

Total other expense                                     (963,740)    (1,033,290)       (272,628)       (382,731)
                                                   -------------   ------------    ------------   -------------

Income (loss) before income taxes                         17,959        766,438         119,605        (396,523)
Provision (benefit) for income taxes - current
  and deferred                                               898        268,254          31,391        (138,783)
                                                   -------------   ------------    ------------   -------------

Net income (loss)                                 $       17,061  $     498,184   $      88,214  $     (257,740)
                                                   =============   ============    ============   =============

Basic and diluted earnings (loss) per share       $         0.00  $        0.08   $        0.02  $        (0.04)
                                                   =============   ============    ============   =============

See accompanying notes.



                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                                         September 30          December 31
                                                                             2001                  2000
                                                                         (Unaudited)
                                                                        --------------        --------------
Assets
Current assets:
   Cash and cash equivalents                                           $       213,093       $       281,829
   Accounts receivable, net of allowance of $68,464 in 2000                    485,389               757,956
   Income tax receivable                                                       166,705               240,875
   Inventories                                                               2,054,039             1,780,577
   Prepaid expenses and other assets                                           391,490               345,148
                                                                        --------------        --------------
Total current assets                                                         3,310,716             3,406,385
Property and equipment, net                                                 31,086,893            31,795,454
Goodwill, net of accumulated amortization of
   $774,584 in 2001 and $669,395 in 2000                                     3,371,428             3,476,617
Investment in TW-Springhurst                                                    99,628               141,097
Other assets                                                                   593,726               633,335
                                                                        --------------        --------------
Total assets                                                           $    38,462,391       $    39,452,888
                                                                        ==============        ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $     1,461,007       $     1,113,443
   Accrued liabilities                                                       2,000,282             2,489,727
   Deferred income taxes                                                       217,633                 8,244
   Current maturities on long-term
     debt and capital leases                                                 1,441,552             2,040,667
                                                                        --------------        --------------
Total current liabilities                                                    5,120,474             5,652,081

Long-term liabilities:
   Long-term debt, less current maturities                                  12,291,979            12,422,904
   Capital lease obligations, less current maturities                        2,111,523             2,534,877
   Deferred income taxes                                                       929,853               831,525
   Other liabilities                                                           120,000               140,000
                                                                        --------------        --------------
Total long-term liabilities                                                 15,453,355            15,929,306
                                                                        --------------        --------------
Total liabilities                                                           20,573,829            21,581,387

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                                 -                     -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued                                 58,818                58,818
   Paid-in capital                                                          16,294,006            16,294,006
   Treasury stock, 42,400 shares                                              (254,695)             (254,695)
   Retained earnings                                                         1,790,433             1,773,372
                                                                        --------------        --------------
     Total stockholders' equity                                             17,888,562            17,871,501
Total liabilities and stockholders' equity                             $    38,462,391       $    39,452,888
                                                                        ==============        ==============

See accompanying notes.



                                Tumbleweed, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                 2001             2000
                                                                             -------------    ------------

Operating activities:
   Net income                                                               $       17,061   $     498,184
   Adjustments to reconcile net income  to net
       cash provided by operating activities:
        Depreciation and amortization                                            1,769,962       1,571,356
        Deferred income taxes                                                      307,717         223,709
        Loss on guarantee of indebtedness                                                -         725,000
        Gain from insurance proceeds due to involuntary
           conversion of non-monetary assets                                             -        (434,311)
        Equity in (income) loss of TW-Springhurst                                  (54,531)          2,939
        Loss on disposition of property and equipment                               37,646          18,225
        Changes in operating assets and liabilities:
          Accounts receivable                                                      272,567        (150,233)
          Income tax receivable                                                     74,170               -
          Inventories                                                             (273,462)       (148,571)
          Prepaid expenses                                                         (58,291)        (57,642)
          Other assets                                                              26,894         (40,756)
          Accounts payable                                                         347,564         666,662
          Accrued liabilities                                                     (489,445)        (90,040)
          Other liabilities                                                        (20,000)         (5,000)
                                                                             -------------    ------------
Net cash provided by operating activities                                        1,957,852       2,779,522

Investing activities:
    Purchases of property and equipment                                           (969,194)     (2,742,942)
   Insurance proceeds for property and equipment                                         -         860,654
   Business acquisition                                                                  -        (929,400)
   Distribution from (investment in) TW-Springhurst                                 96,000         (80,000)
                                                                             -------------    ------------
Net cash used in investing activities                                             (873,194)     (2,891,688)

Financing activities:
   Proceeds from issuance of long-term debt                                      3,379,120       3,981,804
   Payments on long-term debt and capital lease obligations                     (4,532,514)     (3,411,598)
   Purchase of treasury stock                                                            -        (254,695)
                                                                             -------------    ------------
Net cash provided by (used in) financing activities                             (1,153,394)        315,511
                                                                             -------------    ------------

Net increase (decrease) in cash and cash equivalents                               (68,736)        203,345

Cash and cash equivalents at beginning of period                                   281,829         640,189
                                                                             -------------    ------------
Cash and cash equivalents at end of period                                  $      213,093   $     843,534
                                                                             =============    ============





See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001


1. BASIS OF PRESENTATION

Restaurant Facilities

As of September 30, 2001, the Company owned, franchised or licensed 65 Tumbleweed restaurants. The Company owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which is 50% owned through a joint venture. There were 21 franchised restaurants located in Indiana,
Illinois, Kentucky, Michigan, Virginia and Wisconsin and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the nine months ended September 30, 2001.


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
                                                ========

Interim Financial Reporting

The accompanying consolidated financial statements have been prepared by the Company without audit, with the exception of the December 31, 2000 consolidated balance sheet which was derived from the audited consolidated financial statements included in the Company's Form 10-K. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These consolidated financial statements, note disclosures and other information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation. The results of operations for the nine months and three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to reduce depreciation and amortization expense by approximately $140,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2.   ACCRUED LIABILITIES

Accrued liabilities consist of:


                                                 September 30     December 31
                                                     2001             2000
                                                -------------    -------------

Accrued payroll, severance and related taxes   $      971,932   $      897,841
Accrued insurance and fees                            123,903          282,281
Accrued taxes, other than payroll                     678,825          548,703
Gift certificate liability                            156,227          470,652
Deferred income related to involuntary
  conversion of non-monetary assets                         -          204,893
Other                                                  69,395           85,357
                                                -------------    -------------
                                               $    2,000,282   $    2,489,727
                                                =============    =============

3.   LONG-TERM DEBT

Long-term debt consists of:

                                                September 30      December 31
                                                     2001             2000
                                                -------------    -------------
Secured $6,500,000  mortgage  revolving line of
  credit note, bearing interest at   prime rate
  plus .25% (6.25% at September 30, 2001), due
  December 31, 2003                            $    5,861,148   $    5,496,148

Secured mortgage note payable, bearing interest
  at commercial paper rate plus 2.65% (5.32% at
  September 30, 2001), due February 17, 2006        2,351,071        2,501,399

Secured $1,200,000  mortgage  revolving line of
  credit note, bearing interest at
  prime rate plus .25% (6.25% at September 30,
  2001), due February 3, 2002                         914,868          915,868

Secured mortgage note payable, bearing interest
  at prime rate plus 1% (7.0% at September 30,
  2001), payable in monthly installments through
  October 1, 2017                                   1,018,581        1,039,068

Secured mortgage note payable, bearing interest
  at 8.75%, payable in monthly installments
  through February 15, 2008                           892,272          921,756

Secured mortgage note payable, bearing interest
  at prime rate (6.0% at September 30, 2001),
  payable in monthly installments through
  March 1, 2006                                       624,196          644,185

Secured mortgage note payable, bearing interest
  at prime rate plus 1.25% (7.25% at September
  30, 2001), payable in monthly installments
  through November 27, 2016                           568,750          596,875

Secured mortgage note payable, bearing interest
  at 10.52%, payable in monthly installments
  through August 18, 2005                             441,007          506,700

                              (Continued next page)

                                                 September 30     December 31
                                                     2001            2000
                                                -------------    -------------

Secured mortgage note payable bearing interest
  at commercial paper rate plus 2.65% (6.38% at
  September 30, 2001), due December 31, 2001   $      224,947   $      800,000

Other installment notes payable                       256,064          415,633
                                                -------------    -------------
                                                   13,152,904       13,837,632
Less current maturities                               860,925        1,414,728
                                                -------------    -------------
Long-term debt                                 $   12,291,979   $   12,422,904
                                                =============    =============

Property and equipment with a net book value of approximately $22,800,000 at September 30, 2001 collateralize the Company's long-term debt.

The Loan Agreement of the $1,200,000 line of credit which matures February 3, 2002 has a balance of $914,868 at September 30, 2001. The Loan Agreement provides the bank with the option of either extending the maturity date until the line of credit has been repaid or converting the current outstanding principal balance to a Term Loan with a maturity of 5-years from the date of conversion.

Appropriate waivers and a covenant amendment have been obtained by the Company from the lenders which hold the revolving lines of credit (balances as of September 30, 2001 were $5,861,148 and $914,868) to resolve a non- compliance with a loan covenant as of September 30, 2001. Management believes the covenant amendment will enable compliance with this covenant in the future.

4.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the nine months and three months ended September 30, 2001 and 2000 in accordance with FAS 128, "Earnings per Share."


                                                               Nine Months Ended             Three Months Ended
                                                                  September 30                  September 30
                                                              2001            2000          2001           2000
                                                          ------------     -----------   -----------    -----------
Numerator:
   Net income (loss)                                     $      17,061    $    498,184  $     88,214   $   (257,740)
                                                          ============     ===========   ===========    ===========

Denominator:
   Weighted average shares
      outstanding - basic                                    5,839,230       5,852,947     5,839,230      5,840,871
   Effect of dilutive securities:
      Director and employee stock options                        9,849         127,687             -         23,001
                                                          ------------     -----------   -----------    -----------
   Denominator for diluted earnings per share -
      adjusted weighted average and assumed conversions      5,849,079       5,980,634     5,839,230      5,863,872
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

Segment information for the nine months ended September 30 is as follows:



2001:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  42,111,345    $     1,360,618    $    1,298,140    $  44,770,103
Intersegment revenues                                        -          2,040,928                 -        2,040,928
General and
   administrative expenses                                   -                  -         3,198,236        3,198,236
Advertising expenses                                         -                  -         1,414,237        1,414,237
Depreciation and
   amortization                                      1,400,628             79,947           289,387        1,769,962
Net interest expense                                         -            132,075           886,196        1,018,271
Income (loss) before income taxes                    4,137,979             86,300        (4,206,320)          17,959



2000:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  39,186,377    $     1,250,098    $    2,029,143    $  42,465,618
Intersegment revenues                                        -          1,875,137                 -        1,875,137
General and
   administrative expenses                                   -                  -         3,705,115        3,705,115
Advertising expenses                                         -                  -         1,127,101        1,127,101
Depreciation and
   amortization                                      1,240,553             89,564           241,239        1,571,356
Net interest expense                                         -            132,075           898,276        1,030,351
Income (loss) before income taxes                    5,299,579             60,520        (4,593,661)         766,438

Segment information for the three months ended September 30 is as follows:


2001:
                                                   Restaurant        Commissary         Corporate          Totals
                                                  ------------     --------------     -------------     ------------
Revenues from external
   customers                                     $  14,366,401    $       443,560    $      379,834    $  15,189,795
Intersegment revenues                                        -            665,341                 -          665,341
General and
   administrative expenses                                   -                  -         1,105,177        1,105,177
Advertising expenses                                         -                  -           482,056          482,056
Depreciation and
   amortization                                        473,846             26,649            99,525          600,020
Net interest expense                                         -             44,025           249,232          293,257
Income (loss) before income taxes                    1,566,977             26,015        (1,473,387)         119,605





2000:
                                                  Restaurant        Commissary        Corporate          Totals
                                                 ------------     --------------     ------------     --------------
Revenues from external
   customers                                    $  13,478,991    $       394,830    $     567,776    $  14,441,597
Intersegment revenues                                       -            592,246                -          592,246
General and
   administrative expenses                                  -                  -        1,523,793        1,523,793
Advertising expenses                                        -                  -          510,014          510,014
Depreciation and
   amortization                                       426,553             29,988           80,337          536,878
Net interest expense                                        -             44,025          335,767          379,792
Income (loss) before income taxes                   1,695,634             12,824       (2,104,981)        (396,523)

6.  INVESTMENT IN TW-SPRINGHURST

During 2000, the Company made a $200,000 investment in TW-Springhurst, LLC. ("TW-Springhurst"). The Company has a 50% member interest with the remaining 50% held by TW-Springhurst Investors, LLC. A current and a former director of the Company own TW-Springhurst Investors, LLC. The initial purpose of the limited liability company is to construct and operate a Tumbleweed restaurant in Louisville, Kentucky. The Company's share of TW Springhurst's net income (loss) was $54,531 and ($2,939) for the nine months ended September 30, 2001 and 2000, respectively.

7.  ACQUISITION OF BUSINESS

On August 14, 2000, the Company purchased the assets of an Evansville, Indiana Tumbleweed restaurant from TW- Evansville, LLC (a limited liability company in which certain directors of the Company owned a substantial interest) for $929,400. The Company also assumed TW-Evansville, LLC's equipment capital lease which had a balance of approximately $197,000 on the date of purchase. The purchase price for the business and property was at fair market value as determined by an independent business valuation appraisal. The purchase price was funded by cash reserves and funds drawn on the Company's mortgage revolving lines of credit. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business are included in the Company's results of operations since the date of acquisition.

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
                                     =============

8.  INVOLUNTARY CONVERSION OF NON-MONETARY ASSETS

As a result of a fire which occurred June 7, 2000 at a Company-owned restaurant in Kentucky, an involuntary conversion of non-monetary assets occurred which resulted in a $434,311 gain. The gain represents the difference between the carrying amount of the restaurant's assets which were destroyed (building, equipment and inventory of $725,785, in total, at the time of the fire) and the amount to be collected from the insurance company ($1,160,096). In addition, other revenues include $100,000 for the nine months ended September 30, 2001 and $120,000 and $160,000 for the three months and nine months ended September 30, 2000, respectively, for insurance recoveries for business interruption and continuing expenses.

9.  INCOME TAXES

Income taxes on the Company's income before income taxes for the nine months ended September 30, 2001 and 2000 have been provided for at an estimated effective tax rate of 5% and 35%, respectively. The effective tax rate is lower in 2001 than in 2000 principally due to the effect of the employment tax credit on pre-tax income.

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

In March 2001, the bank which holds the line of credit filed suit in the Circuit Court of Jefferson County, Kentucky against TW-Tennessee and against the guarantors of the line of credit, including the Company and a Director of the Company. Prior to the suit being filed, the Company along with certain guarantors made a partial payment to the bank. If the bank is unsuccessful in collecting the remaining payments from the other guarantors, the Company would have exposure totaling approximately $1,000,000. On June 14, 2001, the bank filed a motion for summary judgment against the Company and certain of the other guarantors of the line of credit. On October 29, 2001, the Court heard arguments regarding the motion of the bank for judgment against the Company and certain other guarantors. A ruling by the Court is expected at any time. In addition, on August 2, 2001, the Company filed a Motion to Compel Arbitration for all claims asserted among it and the other guarantors of the line of credit, which Motion to Compel Arbitration was granted by the Court on August 30, 2001. The Company intends to pursue the arbitration among the guarantors to determine the respective obligations of the parties.

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

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 ($475,000 during the three months ended June 30, 2000 and $250,000 during the three months ended September 30, 2000) which had been paid out. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW-Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

By Complaint dated October 4, 2001, Douglas H. Morris, II and Michael R. Greene, plaintiffs, filed an action against the Company and others alleging damage to the plaintiffs as a result of (i) the management of the TW-Tennessee restaurants by the Company, (ii) the alleged wrongful application of proceeds of the Company's purchase of the Medina, Ohio restaurant and (iii) the alleged wrongful conversion of loan proceeds belonging to TW-International, LLC to TWED-Charleston, Inc. The Company has not yet filed an answer or other response to the complaint. This matter is still in the early pleading stages and no discovery has been taken. Management believes that the claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter.

11.  OTHER EVENT

TW Funding, LLC is an entity owned by certain officers and directors of the Company. The members of TW Funding, LLC guaranteed a loan incurred by TW Funding to finance its purchase of 400,000 shares of Common Stock in the Company's initial public offering in January 1999. The shares held by TW Funding, as well as 1,900,000 shares of Company Common Stock, of which 1,800,000 shares are beneficially owned by certain current and former directors of the Company, have been pledged to secure the loan and their guarantee. This pledge totals 2,300,000 shares of Common Stock. The loan, as extended, matured on March 31, 2001. On or about May 5, 2001, the obligation of approximately $4,900,000 ($4,000,000 principal and $900,000 interest) of TW Funding, LLC was declared in default and, as a result, Mr. Gerald Mansbach has become the beneficial owner of the above described shares, representing approximately 39.0% of the Company, with the power to vote and dispose of such shares. In addition, upon default under the note, Mr. Mansbach became entitled to vote approximately 725,000 shares owned by the guarantors but not pledged. Accordingly, Mr. Mansbach currently has the right to vote 3,123,000 shares, or approximately 53.5% of the outstanding shares. The Company has been informed that the parties related to the TW Funding matter have reached a settlement. As a result of the settlement, Mr. Mansbach will become the legal and beneficial owner of the shares, upon execution of a formal settlement agreement.

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

As of September 30, 2001, we owned, franchised or licensed 65 Tumbleweed restaurants. We owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which is 50% owned through a joint venture. There were 21 franchised restaurants in Indiana, Illinois, Kentucky, Wisconsin, Virginia and Michigan, and eight licensed restaurants located outside the United States in Germany, Jordan, Saudi Arabia, Egypt, England and Turkey.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.


                                                      Nine Months Ended        Three Months Ended
                                                        September 30              September 30
                                                      2001         2000         2001         2000
                                                   ----------   ----------   ----------   ----------
Revenues:
   Restaurant sales                                      94.1%        92.3%        94.6%        93.3%
   Commissary sales                                       3.0          2.9          2.9          2.7
   Franchise fees and royalties                           2.2          2.2          2.0          1.9
   Gain from insurance proceeds due to involuntary
      conversion of non-monetary asset                      -          1.0            -            -
   Other revenues                                         0.7          1.6          0.5          2.1
                                                   ----------   ----------   ----------   ----------
     Total revenues                                     100.0        100.0        100.0        100.0
Operating expenses:
   Restaurant cost of sales (1)                          31.4         29.0         30.6         29.8
   Commissary cost of sales (2)                          87.4         88.1         87.8         89.2
   Operating expenses (1)                                54.6         52.5         54.4         53.1
   Selling, general and administrative expenses          10.3         11.4         10.4         14.1
   Preopening expenses                                      -          1.1            -          0.8
   Depreciation and amortization                          4.0          3.7          4.0          3.7
   Loss on guarantees of indebtedness                       -          1.7            -          1.7
                                                   ----------   ----------   ----------   ----------
     Total operating expenses                            97.8         95.8         97.4        100.1
                                                   ----------   ----------   ----------   ----------
     Income (loss) from operations                        2.2          4.2          2.6         (0.1)
Other expense, net                                       (2.2)        (2.4)        (1.8)        (2.6)
                                                   ----------   ----------   ----------   ----------
Income (loss) before income taxes                         0.0          1.8          0.8         (2.7)
Provision (benefit) for income taxes - current
   and deferred                                           0.0          0.6          0.2         (0.9)
                                                   ----------   ----------   ----------   ----------
Net  income (loss)                                        0.0%         1.2%         0.6%        (1.8)%
                                                   ==========   ==========   ==========   ==========



   (1)   As percentage of restaurant sales.
   (2)   As percentage of commissary sales.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total revenues increased by $2,304,485 or 5.4% for the nine months ended September 30, 2001 compared to the same period in 2000 primarily as a result of the following:

   Restaurant sales increased by $2,924,968 or 7.5% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in restaurant sales is due primarily to 38 additional Company-owned restaurant store months during the nine months ended September 30, 2001 compared to the same period in 2000. The increase is partially offset by a 0.3% decrease in same store sales for the nine month period.

   Commissary sales to franchised and licensed restaurants increased by $110,520 or 8.8% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase is due primarily to 31 additional franchised and licensed restaurant store months during the nine months ended September 30, 2001 compared to the same period in 2000.

   Franchise fees and royalties increased by $37,801 or 4.1% for the nine months ended September 30, 2001 compared to the same period in 2000. Royalty income increased $107,801 for the nine month period primarily as a result of 31 additional franchised or licensed restaurant store months during the nine months ended September 30, 2001 compared to the same period in 2000. The increase in royalty income is partially offset by a $70,000 decrease in franchise income for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in franchise income is a result of the fact that there were five franchise restaurant openings in 2000 compared to three franchise restaurant openings in 2001.

   The gain from insurance proceeds during the nine months ended September 30, 2000 was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 8 of the accompanying consolidated financial statements for a detail discussion. There was no similar income during the nine months ended September 30, 2001.

   Other revenues decreased by $334,493 or 50.1% for the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to a decrease in volume related purchasing rebates in 2001 compared to 2000. The decrease in other revenues is also due to a decrease in insurance proceeds which relate to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. Other revenues includes $100,000 and $160,000 of insurance proceeds for the nine months ended September 30, 2001 and 2000, respectively. See Note 8 of the accompanying consolidated financial statements for a detail discussion.

Restaurant cost of sales increased by $1,841,499 or 16.2% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase was principally due to 38 additional Company-owned restaurant store months during the nine months ended September 30, 2001 compared to the same period in 2000. Restaurant cost of sales increased as a percentage of sales by 2.4% to 31.4% for the nine months ended September 30, 2001 compared to 29.0% during the same period in 2000. The 2.4% increase in cost of sales is primarily the result of a temporary increase in the cost of beef and pork (primarily steaks and ribs, respectively) and as a result of improving the quality of the beef product served in the restaurants.

Commissary cost of sales increased $88,611 or 8.0% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in commissary cost of sales is due primarily to 31 additional franchised and licensed restaurant store months during the nine months ended September 30, 2001 compared to the same period in 2000. As a percentage to commissary sales, commissary cost of sales decreased 0.7% for the nine months ended September 30, 2001 compared to the same period in 2000 as a result of lower corporate allocations partially offset by higher raw material product costs.

Restaurant operating expenses increased by $2,425,269 or 11.8% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in operating expenses reflects 38 additional Company-owned restaurant store months during the nine months ended September 30, 2001 compared to the same period in 2000. Operating expenses increased as a percentage of restaurant sales by 2.1% to 54.6% for the nine months ended September 30, 2001 from 52.5% for the same period in 2000 primarily due to a 0.7% increase in utilities and a 0.8% increase in payroll costs.

Selling, general and administrative expenses decreased by $219,743 or 4.5% for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in selling, general and administrative expenses for the nine month period is primarily due to decreased payroll costs for corporate personnel. The decrease in selling, general and administrative expenses for the nine month period is partially offset by increased advertising costs of approximately $300,000, the cost of implementing a new menu during the first quarter of 2001 of approximately $95,000 and increased legal costs. As a percentage to total revenues, selling, general and administrative expenses were 10.3% and 11.4% for the nine months ended September 30, 2001 and 2000, respectively.

Preopening expenses were $486,728 for the nine months ended September 30, 2000. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening. There were no preopening expenses incurred during the nine months ended September 30, 2001.

Depreciation and amortization expense increased $198,606 or 12.6% for the nine months ended September 30, 2001 compared to the same period in 2000 due primarily to 38 additional Company-owned restaurant store months during the nine months ended September 30, 2001 compared to the same period in 2000.

Net interest expense decreased $12,080 or 1.2% for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in net interest expense for the nine month period is the result of decreases in the prime interest rate during 2001 partially offset by increased borrowing during 2000 to fund the growth in Company-owned restaurants.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total revenues increased by $748,198 or 5.2% for the three months ended September 30, 2001 compared to the same period in 2000 primarily as a result of the following:

   Restaurant sales increased by $887,410 or 6.6% for the three months ended September 30, 2001 compared to the same period in 2000. The increase in restaurant sales is due primarily to eight additional Company-owned restaurant store months during the three months ended September 30, 2001 compared to the same period in 2000 and a 1.4% increase in same store sales for the three month period.

   Commissary sales to franchised and licensed restaurants increased by $48,730 or 12.3% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase is due primarily to seven additional franchised and licensed restaurant store months during the three months ended September 30, 2001 compared to the same period in 2000.

   Franchise fees and royalties increased by $33,962 or 12.4% for the three months ended September 30, 2001 compared to the same period in 2000. Royalty income increased $33,962 for the three month period primarily as a result of seven additional franchised or licensed restaurant store months during the three months ended September 30, 2001 compared to the same period in 2000. There was no franchise income in the three months ended September 30, 2001 and 2000 due to the fact that there were no franchise restaurant openings during either three month period.

   Other revenues decreased by $221,904 or 75.3% for the three months ended September 30, 2001 compared to the same period in 2000 primarily due to a decrease in volume related purchasing rebates in 2001 compared to 2000. Additionally, other revenues for the three months ended September 30, 2000 included $120,000 of insurance proceeds which relate to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. See Note 8 of the accompanying consolidated financial statements for a detail discussion. There was no similar income during the three months ended September 30, 2001.

Restaurant cost of sales increased by $384,158 or 9.6% for the three months ended September 30, 2001 compared to the same period in 2000. The increase in cost of sales was principally due to eight additional Company-owned restaurant store months during the three months ended September 30, 2001 compared to the same period in 2000. Restaurant cost of sales increased as a percentage of sales by 0.8% to 30.6% for the three months ended September 30, 2001 compared to 29.8% during the same period in 2000. The 0.8% increase is mainly the result of improving the quality of the beef product served in the restaurants.

Commissary cost of sales increased $36,873 or 10.5% for the three months ended September 30, 2001 compared to the same period in 2000. The increase in commissary cost of sales is due primarily to seven additional franchised and licensed restaurant store months during the three months ended September 30, 2001 compared to the same period in 2000. As a percentage of commissary sales, commissary cost of sales decreased 1.4% for the three months ended September 30, 2001 compared to the same period in 2000 as a result of lower corporate allocations partially offset by higher raw material product costs.

Restaurant operating expenses increased by $665,551 or 9.3% for the three months ended September 30, 2001 compared to the same period in 2000. The increase in operating expenses reflects eight additional Company-owned restaurant store months during the three months ended September 30, 2001 compared to the same period in 2000. Operating expenses increased as a percentage of restaurant sales by 1.3% to 54.4% for the three months ended September 30, 2001 from 53.1% for the same period in 2000 primarily due to a 0.4% increase in utilities and a 0.5% increase in administrative costs.

Selling, general and administrative expenses decreased by $446,574 or 22.0% for the three months ended September 30, 2001 compared to the same period in 2000. The decrease in selling, general and administrative expenses for the three month period is primarily due to decreased payroll costs for corporate personnel. As a percentage to total revenues, selling, general and administrative expenses were 10.4% and 14.1% for the three months ended September 30, 2001 and 2000, respectively.

Preopening expenses were $110,977 for the three months ended September 30, 2000. Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening. There were no preopening expenses incurred during the three months ended September 30, 2001.

Depreciation and amortization expense increased $63,142 or 11.8% for the three months ended September 30, 2001 compared to the same period in 2000 due primarily to eight additional Company-owned restaurant store months during the three months ended September 30, 2001 compared to the same period in 2000.

Net interest expense decreased $86,535 or 22.8% for the three months ended September 30, 2001 compared to the same period in 2000. The decrease in net interest expense for the three month period is the result of decreases in the prime interest rate during 2001 partially offset by increased borrowing during 2000 to fund the growth in Company- owned restaurants.

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

Our capital needs for the nine months ended September 30, 2001 arose from the reconstruction of a restaurant facility which was damaged by fire during June 2000, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was insurance proceeds received during 2000. The maintenance expenditures were funded by internally generated cash flow. Our capital needs for the nine months ended September 30, 2000 arose from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings and lease financing.

The table below provides certain information regarding our sources and uses of cash for the periods presented.



                                                       Nine Months Ended
                                                         September 30

                                                    2001               2000
                                                ------------       ------------
Net cash provided by operations                $   1,957,852      $   2,779,522
Purchases of property and equipment                 (969,194)        (2,742,942)
Business acquisition                                       -           (929,400)
Insurance proceeds for property and equipment              -            860,654
Net borrowings (payments) on long-term
   debt and capital lease obligations             (1,153,394)           570,206

Our largest use of funds during the nine months ended September 30, 2001 was for the reconstruction of a restaurant facility which was damaged by fire during 2000 and for payments on long-term debt and capital lease obligations. Our largest use of funds during the nine months ended September 30, 2000 was for capital expenditures consisting of land, building and equipment and for payments on long-term debt and capital lease obligations. The growth of the Company during the 2000 period did not require significant additional working capital. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

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

In March 2001, the bank which holds the line of credit filed suit in the Circuit Court of Jefferson County, Kentucky against TW-Tennessee and against the guarantors of the line of credit, including the Company and a Director of the Company. Prior to the suit being filed, the Company along with certain guarantors made a partial payment to the bank. If the bank is unsuccessful in collecting the remaining payments from the other guarantors, the Company would have exposure totaling approximately $1,000,000. On June 14, 2001, the bank filed a motion for summary judgment against the Company and certain of the other guarantors of the line of credit. On October 29, 2001, the Court heard arguments regarding the motion of the bank for judgment against the Company and certain other guarantors. A ruling by the Court is expected at any time. In addition, on August 2, 2001, the Company filed a Motion to Compel Arbitration for all claims asserted among it and the other guarantors of the line of credit, which Motion to Compel Arbitration was granted by the Court on August 30, 2001. The Company intends to pursue the arbitration among the guarantors to determine the respective obligations of the parties.

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

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The

Company established a reserve in the amount of $725,000 during 2000 ($475,000 during the three months ended June 30, 2000 and $250,000 during the three months ended September 30, 2000) which had been paid out. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

By Complaint dated October 4, 2001, Douglas H. Morris, II and Michael R. Greene, plaintiffs, filed an action against the Company and others alleging damage to the plaintiffs as a result of (i) the management of the TW-Tennessee restaurants by the Company, (ii) the alleged wrongful application of proceeds of the Company's purchase of the Medina, Ohio restaurant and (iii) the alleged wrongful conversion of loan proceeds belonging to TW-International, LLC to TWED-Charleston, Inc. The Company has not yet filed an answer or other response to the complaint. This matter is still in the early pleading stages and no discovery has been taken. Management believes that the claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects the demand on future liquidity to be from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of September 30, 2001, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities.

The Company has a $6,500,000 mortgage revolving line of credit with a bank. As of September 30, 2001, we had outstanding borrowings under the line of credit in the amount of $5,861,148. The note bears interest at the prime rate plus .25% (6.25% at September 30, 2001) and is due December 31, 2003. The Credit Facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

The Company also has a $1,200,000 mortgage revolving line of credit with a bank. As of September 30, 2001, we had outstanding borrowings under the line of credit in the amount of $914,868. The note bears interest at the prime rate plus .25% (6.25% at September 30, 2001) and is due February 3, 2002. Upon the maturity date, the Loan Agreement provides the bank with the option of either extending the maturity date until the line of credit has been repaid or converting the current outstanding principal balance to a Term Loan with a maturity of 5-years from the date of conversion. The note imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

Appropriate waivers and a covenant amendment have been obtained by the Company from the lenders which hold the revolving lines of credit (balances as of September 30, 2001 were $5,861,148 and $914,868) to resolve a non- compliance with a loan covenant as of September 30, 2001. Management believes the covenant amendment will enable compliance with this covenant in the future.

OTHER EVENTS

TW Funding, LLC is an entity owned by certain officers and directors of the Company. The members of TW Funding, LLC guaranteed a loan incurred by TW Funding to finance its purchase of 400,000 shares of Common Stock in the Company's initial public offering in January 1999. The shares held by TW Funding, as well as 1,900,000 shares of Company Common Stock, of which 1,800,000 shares are beneficially owned by certain current and former directors of the Company, have been pledged to secure the loan and their guarantee. This pledge totals 2,300,000 shares of Common Stock. The loan, as extended, matured on March 31, 2001. On or about May 5, 2001, the obligation of approximately $4,900,000 ($4,000,000 principal and $900,000 interest) of TW Funding, LLC was declared in default and, as a result, Mr. Gerald Mansbach has become the beneficial owner of the above described shares, representing approximately 39.0% of the Company, with the power to vote and dispose of such shares. In addition, upon default under the note, Mr. Mansbach became entitled to vote approximately 725,000 shares owned by the guarantors but not pledged. Accordingly, Mr. Mansbach currently has the right to vote 3,123,000 shares, or approximately 53.5% of the outstanding shares. The Company has been informed that the parties related to the TW Funding matter have reached a settlement. As a result of the settlement, Mr. Mansbach will become the legal and beneficial owner of the shares, upon execution of a formal settlement agreement.

The Company has been notified by Nasdaq that it has not met the minimum public float requirement of $5 million over 30 consecutive trading days as required by Nasdaq's National Market rules. Nasdaq had originally given the Company until October 31, 2001 to regain compliance. In response to the extraordinary market conditions following the tragedy of September 11, 2001, Nasdaq implemented an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq until January 2, 2002. The Company is currently evaluating its options in the event it cannot regain compliance subsequent to January 2, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could harm our operations. The Company pays a majority of its employees hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which the Company's restaurants are located, the Company has continued to increase wages and benefits in order to attract and retain management personnel and hourly workers. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Most of the leases provide for increases in rent based on increases in the consumer price index when the leases are renewed. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company is exposed to interest rate changes primarily as a result of variable rate debt instruments. As of September 30, 2001, approximately $11,700,000 of the Company's debt bore interest at variable rates. A 1% change in the varible interest rate equates to an approximate $100,000 change in interest expense for a twelve month period.

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

In March 2001, the bank which holds the line of credit filed suit in the Circuit Court of Jefferson County, Kentucky against TW-Tennessee and against the guarantors of the line of credit, including the Company and a Director of the Company. Prior to the suit being filed, the Company along with certain guarantors made a partial payment to the bank. If the bank is unsuccessful in collecting the remaining payments from the other guarantors, the Company would have exposure totaling approximately $1,000,000. On June 14, 2001, the bank filed a motion for summary judgment against the Company and certain of the other guarantors of the line of credit. On October 29, 2001, the Court heard arguments regarding the motion of the bank for judgment against the Company and certain other guarantors. A ruling by the Court is expected at any time. In addition, on August 2, 2001, the Company filed a Motion to Compel Arbitration for all claims asserted among it and the other guarantors of the line of credit, which Motion to Compel Arbitration was granted by the Court on August 30, 2001. The Company intends to pursue the arbitration among the guarantors to determine the respective obligations of the parties.

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

As a result of the settlement with the Landlord under the TW-Tennessee lease financing agreement, and given the demand for payment by the lessor under the TW-Tennessee equipment leases and by the bank that holds the line of credit, the Company has incurred a loss related to the Company's guarantees of TW-Tennessee's obligations. The Company established a reserve in the amount of $725,000 during 2000 ($475,000 during the three months ended June 30, 2000 and $250,000 during the three months ended September 30, 2000) which had been paid out. The reserve amount was based on the Company's payment to the Landlord under the TW-Tennessee lease financing agreement, the Company's share of the various remaining guarantees of TW Tennessee obligations and an estimated amount for legal costs which will likely be incurred in connection with the resolution of this matter. The Company's management believes that it will not incur any significant additional losses in connection with this matter.

By Complaint dated October 4, 2001, Douglas H. Morris, II and Michael R. Greene, plaintiffs, filed an action against the Company and others alleging damage to the plaintiffs as a result of (i) the management of the TW-Tennessee restaurants by the Company, (ii) the alleged wrongful application of proceeds of the Company's purchase of the Medina, Ohio restaurant and (iii) the alleged wrongful conversion of loan proceeds belonging to TW-International, LLC to TWED-Charleston, Inc. The Company has not yet filed an answer or other response to the complaint. This matter is still in the early pleading stages and no discovery has been taken. Management believes that the claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits  - None

  (b)    Reports on Form 8-K

         Tumbleweed, Inc. (the Company) filed Form 8-K on August 13, 2001 to report under Item 5 that the Board of Directors had appointed Glennon
         F. Mattingly Chief Financial Officer. The appointment of Mr. Mattingly followed the announcement by James M. Mulrooney of his decision to resign as Executive Vice President, Chief Financial Officer and a director of the Company. At this time, Mr. Mulrooney's position on the Board of Directors has not been filled.

         Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Dated:       November 9, 2001                            Tumbleweed, Inc.

                                            By:  /s/   Glennon F. Mattingly
                                                       --------------------
                                                       Glennon F. Mattingly
                                                       Senior Vice President
                                                       Chief Financial Officer