Form 10-K
period 2001-12-31
TUMBLEWEED INC
filed 2002-04-05
CIK 1064535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

  {X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the fiscal year ended December 31, 2001
                                       or
{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the transition period from ______ to ______.

                        Commission file number 333-57931


                                TUMBLEWEED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  61-1327945
-----------------------------------      -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2301 River Road
Louisville, Kentucky                                     40206
----------------------------------------   -----------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 2002, was approximately $2,970,000. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 20, 2002 ($1.40) as reported on The Nasdaq Stock Market's National Market.

The number of shares of common stock, par value of $.01 per share, outstanding on March 20, 2002, was 5,839,230.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                    Documents from which portions are
Part of Form 10-K                   incorporated by reference
----------------------              ------------------------------------------
        Part III                    Proxy statement relating to the registrant's
                                    Annual Meeting of Shareholders to be held
Exhibit Index: Page 53-54           May 22, 2002

                                TUMBLEWEED, INC.

                                     PART I



ITEM 1. BUSINESS

At December 31, 2001, Tumbleweed, Inc. (the "Company") owned, franchised or licensed 65 Tumbleweed Southwest Mesquite Grill & Bar ("Tumbleweed") restaurants. We owned and operated 36 Tumbleweed restaurants in Kentucky, Indiana and Ohio including one restaurant which was 50% owned through a joint venture until the other owner's interest was acquired by the Company subsequent to December 31, 2001. There were 21 franchised Tumbleweed restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia and Wisconsin, and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. Tumbleweed restaurants feature sophisticated Southwest and mesquite grilled food served in a casual dining atmosphere evoking the American Southwest. Tumbleweed restaurants are open seven days a week (excluding certain holidays) for lunch and dinner and generally offer a full service bar.

THE TUMBLEWEED CONCEPT

The Tumbleweed menu offers both distinctively seasoned, spicier versions of popular Mexican dishes, as well as an assortment of grilled steaks, ribs, pork chops, chicken and seafood selections. The Tumbleweed concept is designed to appeal to a broad range of customers by offering a wide selection of distinctive items at a broad range of price points while, in management's view, providing a consistent level of food quality and friendly and efficient service comparable or superior to that of other casual dining restaurants. Use of a centralized commissary system enhances Tumbleweed's ability to maintain consistently high food quality, minimizes restaurant kitchen space and equipment, reduces the need for skilled cooking personnel, and simplifies restaurant operations. The key elements of the Tumbleweed concept include the following:

ONE CONCEPT OFFERING AMERICAN SOUTHWEST GRILLED ITEMS AND MEXICAN FOOD. The Tumbleweed menu is intended to distinguish Tumbleweed from competing Mexican and casual dining concepts by offering both distinctively seasoned, spicier versions of burritos, enchiladas, tacos, salads, and other popular Mexican dishes, as well as an assortment of grilled steaks, ribs, pork chops, chicken and seafood selections. Management believes this approach appeals to a broader segment of the population and encourages customers to visit the restaurants more often.

The Tumbleweed menu features distinctively seasoned versions of popular Mexican dishes and mesquite grilled selections. Customers receive complementary chips and salsa, and can choose from a selection of appetizers including such Tumbleweed specialties as chile con queso and chili, as well as nachos, quesadillas, buffalo chicken strips, Southwest eggrolls and turkey wings. The Mexican menu offers burritos, enchiladas, tacos, chimichangas and other items served both individually and in various combination dinners accompanied by rice and refried or baked beans. Customers may also choose from an assortment of fajitas, ribs, chicken, steak, pork chops, and seafood prepared over an open gas- fired mesquite wood grill and served with Texas Toast, salad, and a choice of baked potato, baked sweet potato, southwest fries, smashed taters, corn on the cob, grilled veggies, rice, and refried or baked beans. Mesquite grilled items are available as sandwiches as well as entrees. A variety of salads featuring refried beans, seasoned beef, shredded or fried strips of chicken, mesquite grilled chicken or seafood, and other traditional ingredients rounds out the menu. The Company periodically introduces new items that complement its present menu selections, a lunch menu as well as seasonal menus to increase the frequency of guest visits.

Tumbleweed restaurants typically contain full-service bars offering a wide assortment of mixed drinks, wines, domestic and imported beers and featuring the Tumbleweed margarita and Texas Tea. Alcoholic beverages accounted for approximately 10.8% of restaurant sales during 2001.

Tumbleweed's menu pricing is designed to create a strong perception of value by consumers. Prices for Mexican dishes range from $4.39 for two tacos to $11.99 for the "Need the 'Weed" sampler dinner. Mesquite grilled items range from $5.99 for a hamburger to $19.99 for a 22 oz. USDA-choice ribeye steak dinner. Tumbleweed also offers several daily lunch specials for less than $6.00.

TARGETED ATMOSPHERE. Tumbleweed restaurants offer relaxed and comfortable surroundings where guests can enjoy a quality dining experience. Decorative features such as American Indian artifacts, cowboy memorabilia, wildlife replicas, rough-hewn timber and a creek stone fireplace in larger stores are used to evoke the feeling of the Great Southwest.

MAINTAINING A FAVORABLE PRICE-TO-VALUE RELATIONSHIP. Tumbleweed's pricing strategy is intended to appeal to value- driven customers as well as traditional casual dining customers. Tumbleweed offers a wide selection of distinctive items at a broad range of price points while, in management's view, providing a level of food quality and service comparable or superior to that of other casual dining restaurants. For 2001, the average check at a full-service Tumbleweed restaurant, including beverages, was $8.77 for lunch and $11.26 for dinner. Management believes that this pricing approach, together with Tumbleweed's emphasis on variety and quality, creates a favorable price-to-value perception that can increase customer volume and generate more frequent repeat visits.

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

OPERATING STRATEGY

We use the following key operating strategies to make certain that we exceed the expectations of our customers:

TARGET FOR TOTAL GUEST SATISFACTION. Tumbleweed's organizational and management philosophy is based on five core values and a commitment to Total Guest Satisfaction ("TGS"). Our training procedures are intended to instill in all managers and employees an appreciation of the core values and to encourage a shared commitment to TGS and teamwork.

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

CONSISTENT HIGH QUALITY FOOD PREPARATION. We are committed to offering distinctive Mexican and mesquite grilled foods to customers at reasonable prices through the use of a commissary-based system. Management believes that the use of a central commissary provides a significant strategic and competitive advantage by enhancing our ability to maintain consistently high food quality, minimizing restaurant kitchen space and equipment, and reducing the number of skilled cooking positions. The system also enables restaurant managers and kitchen staff to focus on the final preparation of menu items to Tumbleweed standards.

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

OPENING RESTAURANTS IN TARGET MARKETS. We target mid-sized metropolitan markets, initially concentrating in the Midwest, Mid-Atlantic and Southeast regions, where income levels and the presence of shopping and entertainment centers, offices and/or colleges and universities indicate that a significant base of potential customers exists. Management considers the feasibility of opening multiple restaurants in a target market, which offers greater operating and advertising efficiency. As we add additional restaurants in a target market, there may be short-term decreases in same store sales. However, management believes this clustering strategy can enhance long-term performance through economies of scale and shared advertising expenses. Management also views smaller markets with fewer competing casual dining restaurants as presenting growth opportunities for the Company. Management believes that its target markets are less competitive than major metropolitan markets in terms of both site acquisition costs and number of casual dining restaurant options. In 2002, the Company closed four restaurants locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. Also subsequent to year end, the Company purchased from its joint venture partner its 50% interest in a restaurant location. In the next 12 months, the Company expects to construct one or two additional restaurant facilities.

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

MATCHING INVESTMENT TO SALES POTENTIAL. When developing a new Tumbleweed restaurant, we generally use one of three prototype designs management believes is best suited to a particular site. Our Mini, Midi and Maxi prototype restaurants accommodate approximately 150, 225, and 265 guests, respectively. Each size restaurant offers full service casual dining and a menu containing a wide assortment of Mexican and mesquite grilled selections. Management believes that the use of multiple prototypes permits us to more closely match the investment in a restaurant site with the site's estimated sales potential. These factors allow for more efficient utilization of financial resources by us and our franchisees.

INTERNATIONAL. In 2002, the Company purchased Tumbleweed International, LLC. The acquisition gives the Company direct control and benefit of the international licensing of the Tumbleweed concept.

During the year ended December 31, 2001, 3 new franchised restaurants were opened in Jeffersonville, Indiana, Fredericksburg, Virginia and Park Place, Wisconsin, and a franchisee elected to close its Charleston, West Virginia restaurant.

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

RESTAURANT REPORTING. We closely monitor sales, costs of food and beverages, and labor at each of our restaurants. Management analyzes daily and weekly restaurant operating results to identify trends at each location, and acts promptly to remedy negative trends where possible. We use an accounting and management information system that operates at the restaurant level to ensure the maintenance of financial controls and operations. Administrative staff prepare daily reports of sales, labor and customer counts. Cost of sales and condensed profit and loss statements compiled weekly by store-level personnel and at the end of each reporting period by our accounting department are provided to management for analysis and comparison to past performance and budgets. We use a specialized software system to measure theoretical food costs against actual costs.

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

DEVELOPMENT AND CONSTRUCTION. The President, Vice President and Chief Financial Officer and Vice President-Company Operations of the Company oversee the construction process utilizing outside architectural services and construction services. Individual site selection analysis is handled by Company management with final approval by the President of the Company.

ADVERTISING AND MARKETING. We use radio, print, billboard, and direct mail advertising in our various markets, as well as television advertising in certain larger markets. We also engage in a variety of other promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of our restaurants. The cost associated with these promotional activities in 2001 was approximately 3.4% of sales.

RESTAURANT  LOCATIONS

As of December 31, 2001, we owned and operated 36 Tumbleweed restaurants including one Louisville, Kentucky restaurant which was 50% owned through a joint venture. The following table sets forth the markets (including the number of restaurants in each market) of these 36 restaurants:


                                                                 NO. OF
STATE                LOCATION                                 RESTAURANTS
-----                --------                                 -----------
Indiana              Evansville                                    4

Indiana              Ft. Wayne                                     2

Indiana              Terre Haute                                   1

Kentucky             Bowling Green                                 1

Kentucky             Louisville                                   10

Ohio                 Cincinnati                                    7

Ohio                 Columbus                                      6

Ohio                 Dayton                                        3

Ohio                 Cleveland                                     2
                                                                  --
                     TOTAL                                        36
                                                                  ==

Subsequent to December 31, 2001, the Company closed four restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. Also subsequent to year end, the Company purchased from its joint venture partner its 50% interest in a Louisville, Kentucky restaurant.

FRANCHISED RESTAURANTS

As of December 31, 2001, we had ten franchisees that owned and operated 21 Tumbleweed restaurants. The following table sets forth the franchisee and the location (including the number of restaurants at each location) of these 21 restaurants:


                                                         No. of        Total By
Franchisee             State        Location           Restaurants    Franchisee
----------             -----        --------           -----------    ----------
TW-Indiana, LLC        Indiana      Floyd Knobs             1
                       Indiana      New Albany              2
                       Indiana      Salem                   1
                       Indiana      Jeffersonville          1
                       Kentucky     Lexington               1
                                                            -
                                                                          6
Diamondback
Management Corp.       Illinois     Rockford                1
                       Wisconsin    Appleton                1
                       Wisconsin    Franklin                1
                       Wisconsin    Madison                 1
                       Wisconsin    Milwaukee               1
                       Wisconsin    New Berlin              1
                       Wisconsin    Park Place              1
                                                            -
                                                                          7

TW-Seymour, LLC        Indiana      Seymour                 1
                                                            -
                                                                          1

TW-Glasgow, Inc.       Kentucky     Glasgow                 1
                                                            -
                                                                          1

TW-Shelbyville, Inc.   Kentucky     Shelbyville             1
                                                            -
                                                                          1

TW-Bullitt, Inc.       Kentucky     Hillview                1
                                                            -
                                                                          1

TW-Rivertown, LLC      Michigan     Grandville              1
                                                            -
                                                                          1

Tumble South, Inc.     Virginia     Mechanicsville          1
                       Virginia     Fredericksburg          1
                                                            -
                                                                          2

TW-Somerset, LLC       Kentucky     Somerset                1
                                                            -
                                                                          1
                                                                         --
                                                                         21
                                                                         ==

INTERNATIONAL LICENSING AGREEMENT

As of December 31, 2001, we had a license agreement (the "International Agreement") with Tumbleweed International, LLC ("International"), a restaurant developer based in Hanau, Germany, to develop Tumbleweed restaurants outside of the Western Hemisphere. During 2001, International had licensed the following locations to operate Tumbleweed restaurants: Frankfurt and Vilseck, Germany, Essex and London, England, Amman, Jordan, Jeddah, Saudi Arabia, Istanbul, Turkey and Cairo, Egypt. See Item 13 "Certain Relationships and Related Transactions" for additional information regarding International.

The International Agreement granted us a right of first refusal if International proposed to sell or assign its rights under the Agreement, or to sell equity interests in International. Subsequent to December 31, 2001, the Company purchased International for $1.5 million from TW-International Investors, Inc. and Chi-Chi's International Operations, Inc. ("CCIO"). CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW-International Investors, Inc. include three current directors of the Company. The acquisition will now give the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW- International Investors, Inc. and will issue 76,923 shares of its common stock to CCIO. The Company will also enter into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

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

Approximately 10.8% of our restaurant sales were attributable to the sale of alcoholic beverages for the year ended December 31, 2001. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

EMPLOYEES

As of December 31, 2001, we had approximately 2,000 employees, of whom 34 are executive and administrative personnel, 120 are restaurant management personnel, and the remainder are hourly restaurant and commissary personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

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

RESTAURANT BASE. As of December 31, 2001, we operated 36 Tumbleweed restaurants including one restaurant which was 50% owned through a joint venture. Because of the number of restaurants we currently operate, poor operating results at a small number of restaurants could negatively affect the profitability of the entire Company. An unsuccessful new restaurant or unexpected difficulties encountered during expansion could have a greater adverse effect on our results of operations than would be the case in a restaurant company with more restaurants. In addition, we lease certain of our restaurants. Each lease agreement provides that the lessor may terminate the lease for a number of reasons, including if we default in payment of any rent or taxes or breach any covenants or agreements contained in the lease. Termination of any of our leases pursuant to such terms could adversely affect our results of operations.

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

EXECUTIVE OFFICERS

The following table lists the executive officers of the Company as of December 31, 2001, who serve at the pleasure of the Board of Directors. There are no family relationships among any officers of the Company.


Name                     Age   Position
----                     ---   --------
Terrance A. Smith. ..... 56    President, Chief Executive Officer, and Director

Glennon F. Mattingly ... 50    Vice President and Chief Financial Officer

Gary T. Snyder.......... 47    Vice President - Company Operations

Lynda J. Wilbourn....... 39    Vice President and Controller


Terrance A. Smith has served as President and Chief Executive Officer of the Company since August 2000, and is a Director of the Company. Mr. Smith was elected as a director of the Company in September 1997. Since 1997, Mr. Smith has also served as the President of Tumbleweed International, LLC. From 1987 to 1997, Mr. Smith was the President and CEO of Chi-Chi's International Operations, Inc.

Glennon F. Mattingly joined Tumbleweed, LLC, the Company's predecessor, as Controller in March 1995 and was named Vice President-Controller in April 1998 and Chief Financial Officer in August 2001. Mr. Mattingly continues to serve the Company in that capacity. Before coming to Tumbleweed, Mr.
Mattingly held various positions with Chi- Chi's, Inc. including six years as Director of Budgeting and Financial Analysis.

Gary T. Snyder joined Tumbleweed, LLC, the Company's predecessor, as Director of Training and Human Resources in June 1996 and was appointed Vice President of Company Operations in April 1998. Mr. Snyder continues to serve the Company in that capacity. He previously served for 17 years with Bob Evans Farms, Inc.

Lynda J. Wilbourn joined Tumbleweed, Inc. in March 1999 as Director of Accounting and was named Vice President and Controller in November 2001. Ms. Wilbourn continues to serve the Company in that capacity. From 1987 to 1999, Ms. Wilbourn held various positions with NTS Corporation, a regional real estate development firm headquartered in Louisville, Kentucky, including five years as Vice President of Accounting.

SEGMENT INFORMATION

Segment information for the years ended December 31, 2001, 2000 and 1999 are presented in Note 17 to our Consolidated Financial Statements contained in Item 8.

ITEM 2.  PROPERTIES

Of the 36 Company-owned restaurants in operation at December 31, 2001, including one restaurant which was 50% owned through a joint venture, 17 are owned by us in fee simple while the remainder are leased. Two of the leased locations are owned by entities whose principals are affiliated with us. Restaurant lease expirations range from 2004 to 2018, with the majority of the leases providing for an option to renew for additional terms ranging from five to twenty years. All of our leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require us to pay the cost of insurance and taxes. Our executive offices and our commissary are located in Louisville, Kentucky. Our commissary and warehouse space are owned in fee simple by us. Our executive offices are located in leased space. The lease expires in 2007 and has two 5-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

The Company guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a former franchisee (TW-Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members, to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank.

In March 2001, the bank which held the line of credit extended to TW-Tennessee filed suit in the Circuit Court of Jefferson County, Kentucky against the Company, the Director and others to enforce certain limited guaranty agreements (the "Tennessee Litigation"). The Company paid the sum of $195,044 against its line of credit guarantee in September 2000. The Company undertook settlement discussions with the bank and the other guarantors during 2001. On December 28, 2001, the court entered summary judgment against the Company and certain other guarantors including the affected Director. The amount of the judgment against the Company was $1,004,956. Prior to enforcement of the judgment by the bank, the parties continued settlement discussions which resulted in the settlement described below.

By complaint dated October 4, 2001, Douglas H. Morris, II and Michael R. Greene, plaintiffs, filed an action (the "Morris and Greene Lawsuit") in the Circuit Court of Jefferson County, Kentucky against the Company, Tumbleweed International, LLC and others, including David Roth, a current Director of the Company, alleging damage to the plaintiffs as a result of (i) the management of the TW-Tennessee restaurants by the Company, (ii) the alleged wrongful application of proceeds of the Company's purchase of the Medina, Ohio restaurant and (iii) the alleged wrongful conversion of loan proceeds belonging to TW-International, LLC to TWED-Charleston, Inc. Prior to answering the complaint, the Company entered into settlement discussions with the plaintiffs which resulted in the settlement described below.

Beginning in 2001, the Company had settlement discussions with the bank holding the TW-Tennessee line of credit, the other guarantors of that line of credit, the plaintiffs in the Morris and Greene Lawsuit and certain of the shareholders of

TW International Investors, Inc. and TWI-B, Inc. regarding the resolution of the Tennessee Litigation, the Morris and Greene Lawsuit and related matters.

On February 28, 2002, the Company entered into a Confidential Settlement Agreement and Mutual Release (the "Settlement Agreement") which resolved the Tennessee Litigation, the Morris and Greene Lawsuit and related matters. The Settlement Agreement provided for a cash payment by the Company to the bank holding the TW-Tennessee line of credit of $75,000 and the execution of a promissory note, payable to the bank, in the face amount of $300,000. In addition, subject to certain conditions, the Company will pay to the bank an additional amount of up to $200,000 in the event Tumbleweed International, LLC successfully sells regional international licenses and receives proceeds in excess of the $1,400,000 in indebtedness assumed by the Company in connection with its acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC. The completion of the acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC is included in the Settlement Agreement.

As a result of the Settlement Agreement, the Tennessee Litigation and the Morris and Greene Lawsuit were dismissed. In addition, the parties to the settlement, including certain Directors of the Company (George Keller, David M. Roth and Minx M. Auerbach), granted mutual releases to one another regarding all matters, other than those specifically excluded. Among the matters excluded from the mutual release contained in the Settlement Agreement are claims asserted by the holder of the equipment leases granted to TW-Tennessee relative to guarantees by the Company and others, including David M. Roth, a Director of the Company, relative to such equipment leases. The Company is in negotiation with the bank under the equipment leases and the other guarantors to resolve the Company's obligations relative to the equipment leases. The Company believes that it will be obligated to assume and pay one of the equipment leases totaling approximately $125,000 and will remain contingently liable on two other equipment leases which the Company believes will be assumed and paid by other guarantors. These negotiations are ongoing and no agreement has been reached. If no agreement is reached, the Company would have additional exposure totaling approximately $180,000.

In the fourth quarter of 2001, as a result of the settlement discussions, the Company increased a reserve established in 2000 by the additional amount of $565,000, for a total of $1,290,000, of which $725,000 had been paid out as of December 31, 2001. The Company increased this reserve to cover its portion of the settlement payments to the bank holding the TW-Tennessee line of credit and pay related costs, including legal expenses. The reserve also includes an additional charge for the equipment lease which the Company expects to assume, and for payments made by the Company in 2001 on other lease financing claims related to TW-Tennessee. The Company's management believes it will not incur significant additional losses in connection with these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 20, 2002, 5,839,230 shares of Common Stock were issued and outstanding. There were approximately 1,300 stockholders, including beneficial owners of shares held in nominee name.

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

Our common stock trades on the Nasdaq Stock Market's National Market under the symbol "TWED." The following table shows quarterly high and low closing prices for the Common Stock during 2001 and 2000 for the periods indicated, as reported by the Nasdaq National Market.


                                   2001                          2000
                                   ----                          ----
                           High             Low          High             Low
First Quarter            $ 3.13           $ 1.81        $ 6.94           $4.75
Second Quarter             2.99             2.17          6.37            2.62
Third Quarter              2.30             1.30          4.09            2.62
Fourth Quarter             1.50             0.92          3.37            2.00


We have never paid a dividend on our Common Stock nor do we expect to pay a cash dividend in the foreseeable future. We currently intend to retain any future earnings to finance the development of additional restaurants and the growth of our business generally. We are also prohibited from paying dividends under the terms of our two mortgage revolving lines of credit.

ITEM 6. SELECTED FINANCIAL DATA

Effective January 1, 1999, Tumbleweed, LLC was merged into Tumbleweed, Inc. as a result of the sale of common stock in an initial public offering. Tumbleweed, Inc. had not conducted any operations prior to the merger. In the following table, the income statement and balance sheet data of Tumbleweed, Inc. for the years ended December 31, 2001, 2000 and 1999 and Tumbleweed, LLC for the years ended December 31, 1998 and 1997 have been derived from financial statements which have been audited by Ernst & Young LLP, independent auditors, whose report thereon is included elsewhere in this filing. The information set forth on the following page should be read in conjunction with, and are qualified in their entirety by the financial statements (and the notes thereto) and other financial information appearing elsewhere in this filing and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."





                                                               Years Ended December 31
                                        -----------------------------------------------------------------------
                                                       Tumbleweed,                         Tumbleweed,
                                                          Inc.                                 LLC
                                        -----------------------------------------  ----------------------------
                                             2001           2000          1999          1998           1997
                                             ----           ----          ----          ----           ----

Statement of Operations Data:
  Revenues:
    Restaurant sales                   $   56,025,886 $  51,820,600 $  48,578,123 $  40,490,933  $  27,891,128
    Commissary sales                        1,781,252     1,663,208     1,168,836     1,041,266      1,007,011
    Franchise fees and royalties            1,227,300     1,271,251     1,064,952       770,806        563,056
    Gain from insurance proceeds due to
      involuntary conversion of non-
      monetary assets                         -             554,864       -             -              -
    Other revenues                            418,744       990,843       532,976       504,639        365,054
                                        -------------  ------------  ------------  ------------   -------------
  Total revenues                           59,453,182    56,300,766    51,344,887    42,807,644     29,826,249
  Operating expenses:
    Restaurant cost of sales               17,426,315    15,275,817    14,232,564    11,788,578      8,191,928
    Commissary cost of sales                1,562,049     1,460,704     1,053,083       905,814        887,793
    Operating expenses                     30,567,705    27,456,791    24,377,631    20,881,212     14,035,693
    Selling, general and administrative
      expenses                              6,107,159     6,598,299     4,981,721     4,150,303      3,051,740
    Preopening expenses                       -             490,394       395,768       816,604        544,723
    Depreciation and amortization           2,285,452     2,147,408     1,804,757     1,442,011        971,863
    Special charges                         4,294,539        -             -             -              -
    Loss on guarantees of indebtedness        565,000       725,000       -             -              -
                                        -------------  ------------  ------------  ------------   -------------
  Total operating expenses                 62,808,219    54,154,413    46,845,524    39,984,522     27,683,740
                                        -------------  ------------  ------------  ------------   -------------
  Income (loss) from operations            (3,355,037)    2,146,353     4,499,363     2,823,122      2,142,509
  Interest expense, net                    (1,276,903)   (1,458,650)   (1,128,906)     (869,712)      (428,598)
  Equity in income (loss) of TW-
    Springhurst                                81,318       (58,903)      -             -              -
                                        -------------  ------------  ------------  ------------   -------------
  Income (loss) before income taxes
    and cumulative effect of a change in
    accounting principle                   (4,550,622)      628,800     3,370,457     1,953,410      1,713,911
  Provision (benefit) for income taxes:
    Current and deferred                   (1,178,144)       65,439     1,179,659       -              -
    Deferred taxes related to change in
       tax status (3)                         -              -            639,623       -              -
                                        -------------  ------------  ------------  ------------   -------------
  Total provision (benefit) for income
     taxes                                 (1,178,144)       65,439     1,819,282       -              -
                                        -------------  ------------  ------------  ------------   -------------
   Income (loss) before cumulative
      effect of a change in accounting
      principle                            (3,372,478)      563,361     1,551,175     1,953,410      1,713,911
   Cumulative effect of a change in
     accounting principle, net of tax         -             -            (341,035)      -              -
                                        -------------  ------------  ------------  ------------   -------------
  Net income (loss)                    $   (3,372,478)$     563,361 $   1,210,140 $   1,953,410  $   1,713,911
                                        =============  ============  ============  ============   =============
  Basic and diluted earnings (loss)
   per share:
  Income (loss) before cumulative
    effect of a change in accounting
    principle                          $        (0.58)$        0.10 $        0.27
  Cumulative effect of a change in
    accounting principle, net of tax             -             -            (0.06)
                                        -------------  ------------  ------------
  Net income (loss)                    $        (0.58)$        0.10 $        0.21
                                        =============  ============  ============







                                                               Years Ended December 31
                                        -----------------------------------------------------------------------
                                                       Tumbleweed,                         Tumbleweed,
                                                          Inc.                                 LLC
                                        -----------------------------------------  ----------------------------
                                            2001           2000          1999          1998           1997
                                            ----           ----          ----          ----           ----
Pro forma income data (unaudited):
   Income before income taxes
     and cumulative effect of a change
     in accounting principle as reported                            $   3,370,457 $   1,953,410  $   1,713,911
   Pro forma income taxes (1)                                           1,179,659       683,693        599,896
                                                                     ------------  ------------   -------------
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                                          2,190,798     1,269,717      1,114,015
   Cumulative effect of a change in
     accounting principle, net of tax                                    (341,035)        -              -
                                                                     ------------  ------------   -------------
   Pro forma net income                                             $   1,849,763 $   1,269,717  $   1,114,015
                                                                     ============  ============   =============
Pro forma basic and diluted earnings
  per share (2):
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                                      $        0.37 $        0.25  $        0.22
   Cumulative effect of a change in
     accounting principle, net of tax                                       (0.06)         -              -
                                                                     ------------  ------------   -------------
   Pro forma net income                                             $        0.31 $        0.25  $        0.22
                                                                     ============  ============   =============


                                                                   As of December 31
                                      -------------------------------------------------------------------------
                                                    Tumbleweed,                          Tumbleweed,
                                                        Inc.                                 LLC
                                      ----------------------------------  -------------------------------------
                                                                               Pro
                                                                              Forma
                                           2001         2000       1999      1998 (3)     1998         1997
                                           ----         ----       ----      --------     ----         ----
                                                                    (In thousand)
Balance Sheet Data:
Total assets                          $      34,897  $  39,453  $   36,597  $  33,681  $   33,681  $    26,068
Long-term debt and capital lease
  obligations, including current
  maturities                                 15,435     16,998      15,145     13,363      13,363        8,542
Total liabilities                            20,398     21,581      19,035     24,743      24,103       10,725
Redeemable members' equity                   -           -           -          -          18,925       23,420
Members' equity                              -           -           -          -             354            7
Members' retained earnings (deficit)         -           -           -          -          (9,701)      (8,083)
Stockholders' equity                         14,499     17,872      17,563      -           -           -
Pro forma stockholders' equity               -           -           -          8,938       -           -

(1) Prior to Reorganization, the Company operated as a limited liability company and was not subject to corporate income taxes through December 31, 1998. Pro forma adjustment has been made to net income to give effect to federal and state income taxes as though the Company had been subject to corporate income taxes for the periods presented with an effective tax rate of 35%.

(2) Shares outstanding gives effect to the Reorganization as if it had occurred as of January 1, 1997.

(3) Reflects the establishment of a deferred tax liability of $639,623 related to the termination of Tumbleweed, LLC's limited liability company status and the conversion of Tumbleweed, LLC's members' interests into 5,105,000 shares of Company common stock effective January 1, 1999.

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

As of December 31, 2001, we owned, franchised or licensed 65 Tumbleweed restaurants. We owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which was 50% owned through a joint venture. There were 21 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia and Wisconsin and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. The following table reflects changes in the number of Company-owned, franchised and licensed restaurants for the years presented.

         Company-owned Restaurants                     2001    2000    1999
         -------------------------                     ----    ----    ----

             In operation, beginning of year            36      29      25
             Restaurants opened                          -       4       4
             Joint venture restaurant opened             -       1       -
             Restaurants purchased from franchisee       -       2       -
                                                       ----    ----    ----
             In operation, end of year                  36      36      29
                                                       ----    ----    ----


         Franchise and Licensed Restaurants

             In operation, beginning of year            27      22      18
             Restaurants opened                          3      10       8
             Restaurants closed                         (1)     (3)     (4)
             Restaurants sold to Tumbleweed, Inc.        -      (2)      -
                                                       ----    ----    ----
             In operation, end of year                  29      27      22
                                                       ----    ----    ----
                    System total                        65      63      51
                                                       ====    ====    ====

Subsequent to December 31, 2001, the Company closed four Company-owned restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. See below for a discussion regarding a special charge which was recorded in 2001 as a result of these restaurant closings. Also subsequent to year end, the Company purchased from its joint venture partner its 50% interest in a restaurant location.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the

Company evaluates these estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The Company believes the following critical  accounting policies affect its more
significant   assumptions   and  estimates  used  in  the   preparation  of  its
consolidated financial statements.

Valuation of Long-Lived Assets and Goodwill

We assess the impairment of long-lived  assets and goodwill  whenever  events or
changes  in   circumstances   indicate  that  the  carrying  value  may  not  be
recoverable. Factors we consider important that could trigger an impairment review include the following:

    o a significant underperforming store relative to expected historical or projected future operating results;

    o a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

    o    a significant negative industry or economic trend;

    o    our market capitalization relative to net book value.

Through December 31, 2001, we determined whether the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more indicators of impairment. Then, if it was determined that there was an impairment based on the estimated undiscounted future cash flows of assets, we measured any impairment based on the asset's current fair value. This fair value was generally determined on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model for assets held for use or net realizable value for assets held for sale. Net long-lived assets and goodwill amounted to approximately $31.4 million as of December 31, 2001. See "Recently Issued Accounting Standards" below for a discussion of new accounting standards for goodwill and other intangibles and long-lived assets.

The Company recorded special charges of $4,294,539 in the fourth quarter of 2001. The special charges include a $3,683,353 charge to earnings in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Impairment of Long-Lived Assets." This charge reflects the write-down of assets associated with six restaurants, four of which closed in the first quarter of 2002. The Company plans to sell one of the remaining two restaurants to a current franchisee and will continue to operate the other restaurant for the present. The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. The special charges also include $611,186 for lease obligations and other costs related to the decision to close these restaurants. Although we do not anticipate significant changes, the actual net proceeds from anticipated sales of assets and store closing costs may differ from the estimated amounts.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS No. 141, effective July 1, 2001, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS No. 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

The Company adopted the new rules on accounting for goodwill and other intangibles as of January 1, 2002 and is currently completing the transitional impairment test required by the new rules. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle during the first quarter of 2002. The Company currently expects an impairment write-down of goodwill of approximately $2,300,000 in the first quarter of 2002. Goodwill amortization amounted to $135,000 for 2001. As noted above, goodwill will no longer be amortized under the new rules.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting
Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002 and is currently evaluating the impact that SFAS No. 144 may have on its financial position and results of operations.

The following section should be read in conjunction with "Selected Financial Data" included above in Item 6 and our financial statements and the related notes included below in Item 8.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues of certain operating statement data, except where noted, for the periods indicated.

                                                          Years Ended December 31
                                                        2001       2000      1999
                                                      --------------------------------
Revenues:
   Restaurant sales                                       94.2%      92.0%     94.6%
   Commissary sales                                        3.0        3.0       2.3
   Franchisee fees and royalties                           2.1        2.2       2.1
   Gain from insurance proceeds due to involuntary
      conversion of non-monetary assets                      -        1.0         -
   Other revenues                                          0.7        1.8       1.0
                                                      --------------------------------
      Total revenues                                     100.0      100.0     100.0
Operating expenses:
   Restaurant cost of sales (1)                           31.1       29.5      29.3
   Commissary cost of sales (2)                           87.7       87.8      90.1
   Operating expenses (1)                                 54.6       53.0      50.2
   Selling, general and administrative                    10.3       11.7       9.7
   Preopening expenses                                       -        0.9       0.8
   Depreciation and amortization                           3.8        3.8       3.5
   Special charges                                         7.2          -         -
   Loss on guarantees of indebtedness                      1.0        1.3         -
                                                      --------------------------------
      Total operating expenses                           105.6       96.2      91.2
                                                      --------------------------------
      Income (loss) from operations                       (5.6)       3.8       8.8
Other expense, net                                        (2.1)      (2.7)     (2.2)
                                                      --------------------------------
Income (loss) before income taxes and cumulative
   effect of a change in accounting
   principle                                              (7.7)       1.1       6.6
Provision (benefit)for income taxes:
   Current and deferred                                   (2.0)       0.1       2.3
   Deferred taxes related to a change in tax status          -          -       1.3
                                                      --------------------------------
Total provision (benefit) for income taxes                (2.0)       0.1       3.6
                                                      --------------------------------
Income (loss) before cumulative effect
   of a change in accounting principle                    (5.7)       1.0       3.0
Cumulative effect of a change in
   accounting principle, net of tax                           -         -      (0.7)
                                                      --------------------------------
Net income (loss)                                         (5.7)%      1.0%      2.3%
                                                      ================================
Pro forma income data (unaudited):
   Income before income taxes and
     cumulative effect of a change in
     accounting principle as reported                                           6.6%
   Pro forma income taxes (3)                                                   2.3
                                                                           -----------
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                                                  4.3
   Cumulative effect of a change in
     accounting principle, net of tax                                          (0.7)
                                                                           -----------
   Pro forma net income                                                         3.6%
                                                                           ===========

(1)    As percentage of restaurant sales.
(2)    As percentage of commissary sales.

(3) Effective January 1, 1999, Tumbleweed, LLC converted from a limited liability company into a C corporation by merging with Tumbleweed, Inc., a Delaware corporation formed on December 17, 1997. Pro forma income taxes excludes the deferred tax effects related to the change in tax status as of January 1, 1999.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Total revenues increased by $3,152,416 or 5.6% in 2001 compared to 2000 primarily as a result of the following:

       Restaurant sales increased by $4,205,286 or 8.1% in 2001 compared to 2000. The increase in restaurant sales is due primarily to 42 additional Company-owned restaurant store months during 2001 compared to 2000. The increase in restaurant sales is also attributable in part to a 0.7% increase in same store sales.

       Commissary sales to franchised and licensed restaurants increased by $118, 044 or 7.1% in 2001 compared to 2000. The increase is due primarily to 38 additional franchised or licensed restaurant store months in 2001 compared to 2000.

       Franchise fees and royalties decreased by $43,951 or 3.5% in 2001 compared to 2000. Franchise fees decreased by $145,000 in 2001 compared to 2000. The decrease in franchise fee income is a result of having seven franchise restaurant openings in 2000 compared to three franchise restaurant openings in 2001. The decrease in franchise fees is partially offset by a $101,049 increase in royalty income from 2000 to 2001. Royalty income increased primarily as a result of 38 additional franchised or licensed restaurant store months in 2001 compared to 2000.

       The gain of $554,864 from insurance proceeds during 2000 was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant . See Note 12 of the accompanying consolidated financial statements for a detail discussion. There was no similar income during 2001.

       Other revenues decreased by $572,099 or 57.7% in 2001 compared to 2000 primarily due to a decrease in volume related purchasing rebates in 2001 compared to 2000. The decrease in other revenues is also due to a decrease in insurance proceeds which relate to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. Other revenues includes $100,000 and $280,000 of insurance proceeds in 2001 and 2000, respectively. See Note 12 of the accompanying consolidated financial statements for a detail discussion.

Restaurant cost of sales increased by $2,150,498 or 14.1% in 2001 compared to 2000. The increase was principally due to 42 additional Company-owned restaurant store months in 2001 compared to 2000. Restaurant cost of sales increased as a percentage of sales by 1.6% to 31.1% in 2001 compared to 29.5% in 2000. The 1.6% increase in cost of sales is primarily the result of a temporary increase in the cost of beef and pork (primarily steaks and ribs, respectively) and as a result of improving the quality of the beef product served in the restaurants.

Commissary cost of sales increased $101,345 or 6.9% in 2001 compared to 2000. The increase in commissary cost of sales is due primarily to 38 additional franchised and licensed restaurant store months in 2001 compared to 2000. As a percentage of commissary sales, commissary cost of sales were 87.7% and 87.8% in 2001 and 2000, respectively.

Restaurant operating expenses increased by $3,110,914 or 11.3% in 2001 compared to 2000. The increase in operating expenses reflects 42 additional Company-owned restaurant store months in 2001 compared to 2000. Operating expenses increased as a percentage of restaurant sales by 1.6% to 54.6% in 2001 from 53.0% in 2000 primarily due to a 0.6% increase in utilities and a 0.4% increase in payroll costs.

Selling, general and administrative expenses decreased by $491,140 or 7.4% in 2001 compared to 2000. The decrease in selling, general and administrative expenses is primarily due to decreased payroll costs for corporate personnel. The decrease in payroll costs is partially offset by increased advertising costs, the cost of implementing a new menu during the first quarter of 2001and increased legal costs. As a percentage to total revenues, selling, general and administrative expenses were 10.3% and 11.7% for 2001 and 2000, respectively.

Preopening expenses are start-up costs which are incurred in connection with opening new restaurant locations. These costs are expensed as incurred and will fluctuate based on the number of restaurant locations which are in the process of being prepared for opening. There were no preopening expenses incurred during 2001. Preopening expenses were $490,394 in 2000.

Depreciation and amortization expense increased $138,044 or 6.4% in 2001 compared to 2000 due primarily to 42 additional Company-owned restaurant store months in 2001 compared to 2000.

The Company recorded special charges of $4,294,539 in the fourth quarter of 2001. The special charges include a $3,683,353 charge to earnings in accordance with SFAS No. 121, "Impairment of Long-Lived Assets." This charge reflects the write-down of assets associated with six restaurants, four of which closed in the first quarter of 2002. The Company plans to sell one of the remaining two restaurants to a current franchisee and will continue to operate the other restaurant for the present. The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. The special charges also include $611,186 for lease obligations and other costs related to the decision to close these restaurants. The Company has made payments of $10,000 as of December 31, 2001 related to the closing costs and expects most of the remaining costs will be disbursed in 2002.

Net interest expense decreased $181,747 or 12.5% in 2001 compared to 2000. The decrease in net interest expense is the result of decreases in the prime interest rate during 2001 partially offset by higher borrowings incurred during 2000 to fund the growth in Company-owned restaurants.

The equity in income of TW-Springhurst was $81,318 in 2001 compared to equity in losses of $58,903 in 2000. TW- Springhurst experienced a loss in 2000 primarily as a result of pre-opening costs.

The combined effective federal and state income tax rate was approximately 26% and 10% for the years ended December 31, 2001 and 2000, respectively. The effective tax rate is lower than the statutory federal tax rate of 34% as a result of the impact of employment tax credits and state income taxes on the effective rate, as well as the impact on the rate in 2001 of the valuation allowance against deferred income tax assets.

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

   The gain of  $554,864  from  insurance  proceeds  was due to the  involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 12 of the accompanying financial statements for a detail discussion.

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

Commissary cost of sales increased $407,621 or 38.7% in 2000 compared to 1999. The increase in commissary cost of sales is due primarily to five additional franchised or licensed restaurants during 2000. As a percentage of commissary sales, commissary cost of sales decreased by 2.3% in 2000 compared to 1999 due to lower manufactured food costs in 2000.

Restaurant operating expenses increased by $3,079,160 or 12.6% in 2000 compared to 1999. The increase reflects the addition of six Company-owned restaurants during 2000. Operating expenses increased as a percentage of restaurant sales to 53.0% during 2000 from 50.2% in 1999 primarily due to a 0.3% increase in promotional costs and a 1.7% increase in total restaurant payroll costs.

Selling, general and administrative expenses increased by $1,616,578 or 32.4% in 2000 compared to 1999. The increase was due in part to additional payroll costs of approximately $280,000 which were incurred as a result of the retirement of the former President and CEO of the Company and the restructuring of the corporate staff. The increase in selling, general and administrative expenses in 2000 as compared to 1999 is also due in part to the addition of management personnel to support the growing restaurant base and increased advertising and outside professional service costs. As a percentage to total revenues, selling, general and administrative expenses were 11.7% and 9.7% of revenues for the years ended December 31, 2000 and 1999, respectively.

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

The equity in losses of TW-Springhurst was $58,903 for the year ended December 31, 2000. The TW-Springhurst restaurant location opened in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2002, the Company expects to construct one to two additional restaurant facilities. Our ability to expand our number of restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond our control. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which we intend to operate. There can be no assurance that we will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that our new restaurants will generate sales revenue or profit margins consistent with those of our existing restaurants, or that these new restaurants will be operated profitably.

Our capital needs during 2001 arose from the reconstruction of a restaurant facility which was damaged by fire during June 2000, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was insurance proceeds received during 2000. The maintenance and improvement expenditures were funded by internally generated cash flow. Our capital needs for 2000 and 1999 arose from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing restaurant facilities.

The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings, lease financing and an equity offering in 1999. The table below provides certain information regarding our sources and uses of capital for the years presented:


                                                                               Years
                                                                          Ended December 31
                                                                          -----------------
                                                              2001             2000              1999
                                                              ----             ----              ----
Net cash provided by operations                           $  3,294,158   $    2,262,548    $    3,592,419
Purchases of property and equipment                         (1,255,406)      (3,090,936)       (6,915,544)
Business acquisitions                                           -            (1,806,333)          -
Insurance proceeds for property and equipment                   -             1,299,352           -
Proceeds from common stock offering                             -               -               7,766,300
Net borrowings (payments) on long-term debt and
  capital lease obligations                                 (1,563,315)       1,431,705         1,781,865
Payment on short-term borrowings                                -               -               (6,990,34)

The table below provides information regarding our contractual obligations and commitments as of December 31, 2001.


                                  Long-Term         Capital        Operating
                     Total           Debt           Leases           Leases
                     -----           ----           ------            ------
2002           $    3,884,362  $    1,060,146   $      773,510  $    2,050,706
2003               11,651,677       8,884,531          706,040       2,061,106
2004                2,768,948         324,105          398,338       2,046,505
2005                2,318,274         302,306          202,279       1,813,689
2006                2,537,126         565,275          172,509       1,799,342
Thereafter         16,835,630       1,767,722        1,801,714      13,266,194
                -------------   -------------    -------------   -------------
               $   39,996,017  $   12,904,085   $    4,054,390  $   23,037,542
                =============   =============    =============   =============


Our largest use of funds during 2001 was for the reconstruction of a restaurant facility which was damaged by fire during 2000 and for payments on long-term debt and capital lease obligations. Our largest use of funds during 2000 and 1999 was for capital expenditures consisting of land, building and equipment and for payments on long-term debt and capital lease obligations. The growth of the Company during the 2000 and 1999 periods did not require significant additional working capital. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

The Company guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a former franchisee (TW-Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members, to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank.

Beginning in 2001, the Company had settlement discussions with the bank holding the TW-Tennessee line of credit, the other guarantors of that line of credit and certain of the shareholders of TW International Investors, Inc. and TWI-B, Inc. regarding the resolution of the Tennessee Litigation and related matters.

On February 28, 2002, the Company entered into a Confidential Settlement Agreement and Mutual Release (the "Settlement Agreement") which resolved the Tennessee Litigation and related matters. The Settlement Agreement provided for a cash payment by the Company to the bank holding the TW-Tennessee line of credit of $75,000 and the execution of a promissory note, payable to the bank, in the face amount of $300,000. In addition, subject to certain conditions, the Company will pay to the bank an additional amount of up to $200,000 in the event Tumbleweed International, LLC successfully sells regional international licenses and receives proceeds in excess of the $1,400,000 in indebtedness assumed by the Company in connection with its acquisition of the interests of TW International Investors,

Inc. and TWI-B, Inc. in Tumbleweed International, LLC. The completion of the acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC is included in the Settlement Agreement.

As a result of the Settlement Agreement, the Tennessee Litigation was dismissed. In addition, the parties to the settlement, including certain Directors of the Company (George Keller, David M. Roth and Minx M. Auerbach), granted mutual releases to one another regarding all matters, other than those specifically excluded. Among the matters excluded from the mutual release contained in the Settlement Agreement are claims asserted by the holder of the equipment leases granted to TW-Tennessee relative to guarantees by the Company and others, including David M. Roth, a Director of the Company, relative to such equipment leases. The Company is in negotiation with the bank under the equipment leases and the other guarantors to resolve the Company's obligations relative to the equipment leases. The Company believes that it will be obligated to assume and pay one of the equipment leases totaling approximately $125,000 and will remain contingently liable on two other equipment leases which the Company believes will be assumed and paid by other guarantors. These negotiations are ongoing and no agreement has been reached. If no agreement is reached, the Company would have additional exposure totaling approximately $180,000.

In the fourth quarter of 2001, as a result of the settlement discussions, the Company increased a reserve established in 2000 by the additional amount of $565,000, for a total of $1,290,000, of which $725,000 had been paid out as of December 31, 2001. The Company increased this reserve to cover its portion of the settlement payments to the bank holding the TW-Tennessee line of credit and pay related costs, including legal expenses. The reserve also includes an additional charge for the equipment lease which the Company expects to assume, and for payments made by the Company in 2001 on other lease financing claims related to TW-Tennessee. The Company's management believes it will not incur significant additional losses in connection with these matters.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on our evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects the demand on future liquidity to be principally from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of December 31, 2001, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities. We will utilize mortgage, sale/leaseback and/or landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants we plan to open in 2002. The remaining costs will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans through 2002. Should our actual results of operations fall short of, or our rate of expansion significantly exceed plans, or should our costs of capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

The Company has a $5,960,000 mortgage revolving line of credit with a bank. As of December 31, 2001, we had outstanding borrowings under the line of credit of $5,726,148. The note bears interest at the prime rate plus .25% (5.0% at December 31, 2001) and is due December 31, 2003. The Company also has a $975,000 mortgage revolving line of credit with a bank. As of December 31, 2001, we had outstanding borrowings under the line of credit of $964,868. The note bore interest at the prime rate plus .25% (5.0% at December 31, 2001) through March 31, 2002 and increased to the prime rate plus 2.0% thereafter. The note matures April 1, 2003. Both of the revolving lines of credit impose restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

During the year ended December 31, 2001, the Company was not in compliance with certain financial covenants pertaining to long-term totalling $9,408,520 as of December 31, 2001. The Company obtained appropriate waivers, and in one instance a Forbearance Agreement, from the lenders to cure the non-compliance at December 31, 2001. The Company also obtained covenant amendments from certain of the lenders which management believes will enable compliance with financial covenants in the future for all of its debt agreements. The contractual obligations and commitments schedule above reflects the revised terms of the loan agreements.

SUBSEQUENT EVENTS

As of December 31, 2001, the Company had a 50% interest in a Louisville, Kentucky Tumbleweed restaurant location. The remaining 50% was held by TW-Springhurst Investors, LLC, which is owned by a current and former director of the Company. Subsequent to December 31, 2001, the Company acquired the remaining 50% interest from TW- Springhurst Investors, LLC for $267,000. The Company also assumed TW-Springhurst, LLC's note payable to a bank which had a balance of approximately $161,000 on the date of purchase. An independent business valuation appraisal was used to assist Company management in determining the purchase price.

Subsequent to December 31, 2001, the Company purchased International for $1.5 million from TW-International Investors, Inc. and CCIO. CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW-International Investors, Inc. include three current directors of the Company. The acquisition will give the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW-International Investors, Inc. and will issue 76, 923 shares of its common stock to CCIO. The Company will also enter into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

Also subsequent to December 31, 2001, the Company implemented a 401(k) plan. All employees who are at least 21 years of age with one year of service in which they worked a minimum of 1,000 hours are eligible. An employee can contribute up to 15% of their gross salary. The Company will match 25% of the first 4% an employee contributes. The employee becomes vested in the Company contribution based on a five-year vesting schedule.

OTHER EVENTS

TW Funding, LLC is an entity owned by certain current and former officers and directors of the Company. The members of TW Funding, LLC guaranteed a loan from Gerald Mansbach incurred by TW Funding to finance its purchase of 400,000 shares of Common Stock in the Company's initial public offering in January 1999. The shares of Common Stock held by TW Funding, as well as 1,900,000 shares of Company Common Stock owned by the guarantors were pledged to secure the loan and the guarantee. The pledge totaled 2,300,000 shares of Common Stock. The loan, as extended, matured on March 31, 2001. On or about May 5, 2001, the obligation of approximately $4,900,000 ($4,000,000 principal and $900,000 interest) of TW Funding, LLC was declared in default. The Company has been informed that the parties related to the TW Funding matter have reached a settlement. As a result of a settlement between Mr. Mansbach and the guarantors, Mr. Mansbach has become the legal and beneficial owner of 2,398,002 shares of Common Stock of the Company (which includes 98,002 shares which were previously owned by Mr. Mansbach) constituting approximately 41.1% of the outstanding shares of Common Stock.

The Company has been notified by Nasdaq that it has not met the minimum public float requirement of $5 million over 30 consecutive trading days as required by Nasdaq's National Market rules. Nasdaq has given the Company until May 15, 2002 to regain compliance. If the Company does not regain compliance by May 15, 2002, Nasdaq will delist the Company's securities from Nasdaq's National Market System. The Company is currently evaluating its options in the event it cannot regain compliance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative transactions or speculate on the future direction of interest rates. We are exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of December 31, 2001, approximately $11,500,000 of our debt bore interest at variable rates. A 1% change in the variable interest rate on this debt equates to an approximate $100,000 change in interest for a twelve month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
  Report of Independent Auditors                                        29

  Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999                                     30

  Consolidated Balance Sheets as of December 31, 2001 and 2000          31

  Statements of Redeemable Members' Equity, Members' Equity,
   Members' Retained Earnings (Deficit) and Stockholders' Equity
   for the years ended December 31, 2001, 2000 and 1999                 32

  Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999                                     33

  Notes to Consolidated Financial Statements                            34

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tumbleweed, Inc.


We have audited the accompanying consolidated balance sheets of Tumbleweed, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable members' equity, members' equity, members' retained earnings (deficit) and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tumbleweed, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for pre-opening and other start-up costs by adopting the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-Up Activities".



/s/ Ernst & Young LLP
Louisville, Kentucky
April 4, 2002

                                Tumbleweed, Inc.

                      Consolidated Statements of Operations


                                                                                    Years Ended December 31
                                                                               2001         2000          1999
                                                                            --------------------------------------
Revenues:
   Restaurant sales                                                        $ 56,025,886 $ 51,820,600  $ 48,578,123
   Commissary sales                                                           1,781,252    1,663,208     1,168,836
   Franchise fees and royalties                                               1,227,300    1,271,251     1,064,952
   Gain from insurance proceeds due to involuntary conversion
     of non-monetary assets                                                           -      554,864             -

   Other revenues                                                               418,744      990,843       532,976
                                                                            -----------  -----------   -----------
Total revenues                                                               59,453,182   56,300,766    51,344,887
Operating expenses:
   Restaurant cost of sales                                                  17,426,315   15,275,817    14,232,564
   Commissary cost of sales                                                   1,562,049    1,460,704     1,053,083
   Operating expenses                                                        30,567,705   27,456,791    24,377,631
   Selling, general and administrative expenses                               6,107,159    6,598,299     4,981,721
   Preopening expenses                                                                -      490,394       395,768
   Depreciation and amortization                                              2,285,452    2,147,408     1,804,757
   Special charges                                                            4,294,539            -             -
   Loss on guarantees of indebtedness                                           565,000      725,000             -
                                                                            -----------  -----------   -----------
Total operating expenses                                                     62,808,219   54,154,413    46,845,524
                                                                            -----------  -----------   -----------
Income (loss) from operations                                                (3,355,037)   2,146,353     4,499,363
Other income (expense):
   Interest expense, net                                                     (1,276,903)  (1,458,650)   (1,128,906)
   Equity in income (loss) of TW-Springhurst                                     81,318      (58,903)            -
                                                                            -----------  -----------   -----------
Total other expense                                                          (1,195,585)  (1,517,553)   (1,128,906)
                                                                            -----------  -----------   -----------
Income (loss) before income taxes and cumulative effect of a
   change in accounting principle                                            (4,550,622)     628,800     3,370,457
Provision (benefit) for income taxes:
   Current and deferred                                                      (1,178,144)      65,439     1,179,659
   Deferred taxes related to change in tax status                                     -            -       639,623
                                                                            -----------  -----------   -----------
Total provision (benefit) for income taxes                                   (1,178,144)      65,439     1,819,282
                                                                            -----------  -----------   -----------
Income (loss) before cumulative effect of a change in accounting principle   (3,372,478)     563,361     1,551,175
Cumulative effect of a change in accounting principle, net of tax                     -            -      (341,035)
                                                                            -----------  -----------   -----------
Net income (loss)                                                          $ (3,372,478)$    563,361  $  1,210,140
                                                                            ===========  ===========   ===========
Basic and diluted earnings (loss) per share:
   Income (loss) before cumulative effect of a change in accounting
    principle                                                               $     (0.58)$       0.10  $       0.27
   Cumulative effect of a change in accounting principle, net of tax                  -            -         (0.06)
                                                                            -----------  -----------   -----------
   Net income (loss)                                                       $      (0.58)$       0.10  $       0.21
                                                                            ===========  ===========   ===========
Pro forma income data (unaudited):
   Income before income taxes and cumulative effect of a
     change in accounting principle as reported                                                       $  3,370,457
   Pro forma income taxes                                                                                1,179,659
                                                                                                       -----------
   Pro forma income before cumulative effect of a change
     in accounting principle                                                                             2,190,798
   Cumulative effect of a change in accounting principle, net of tax                                      (341,035)
                                                                                                       -----------
   Pro forma net income                                                                               $  1,849,763
                                                                                                       ===========
Pro forma basic and diluted earnings per share:
   Pro forma income before cumulative effect of a change
     in accounting principle                                                                          $       0.37
   Cumulative effect of a change in accounting principle,  net of tax                                        (0.06)
                                                                                                       -----------
   Pro forma net income                                                                               $       0.31
                                                                                                       ===========
See accompanying notes.


                                Tumbleweed, Inc.

                           Consolidated Balance Sheets

                                                                                    December 31
                                                                              2001                2000
                                                                        ----------------     --------------
Assets
Current assets:
   Cash and cash equivalents                                           $         757,266    $       281,829
   Accounts receivable, net allowance of $4,202 in 2001
      and $68,464 in 2000                                                        350,586            757,956
   Inventories                                                                 1,785,481          1,780,577
   Deferred income taxes                                                         123,318                  -
   Prepaid expenses and other assets                                             517,280            586,023
                                                                        ----------------     --------------
Total current assets                                                           3,533,931          3,406,385
Property and equipment, net                                                   28,380,038         31,795,454
Goodwill, net of accumulated amortization of
   $723,897 in 2001 and $669,395 in 2000                                       2,349,646          3,476,617
Investment in TW-Springhurst                                                     126,415            141,097
Other assets                                                                     507,320            633,335
                                                                        ----------------     --------------
Total assets                                                           $      34,897,350    $    39,452,888
                                                                        ================     ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $       1,269,967    $     1,113,443
   Accrued liabilities                                                         3,542,511          2,489,727
   Deferred income taxes                                                               -            210,342
   Current maturities on long-term
     debt and capital leases                                                   1,601,374          2,040,667
                                                                        ----------------     --------------
Total current liabilities                                                      6,413,852          5,854,179

Long-term liabilities:
   Long-term debt, less current maturities                                    11,843,939         12,422,904
   Capital lease obligations, less current maturities                          1,989,820          2,534,877
   Deferred income taxes                                                          30,716            629,427
   Other liabilities                                                             120,000            140,000
                                                                        ----------------     --------------
Total long-term liabilities                                                   13,984,475         15,727,208
                                                                        ----------------     --------------
Total liabilities                                                             20,398,327         21,581,387

Commitments and contingencies (Note 19)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                                   -                  -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,881,630 shares issued                                   58,818             58,818
   Paid-in capital                                                            16,294,006         16,294,006
   Treasury stock, 42,400 shares                                                (254,695)          (254,695)
   Retained earnings (deficit)                                                (1,599,106)         1,773,372
                                                                        ----------------     --------------
     Total stockholders' equity                                               14,499,023         17,871,501
                                                                        ----------------     --------------
Total liabilities and stockholders' equity                             $      34,897,350    $    39,452,888
                                                                        ================     ==============

See accompanying notes.

                                Tumbleweed, Inc.

     Consolidated Statements of Redeemable Members' Equity, Members' Equity,
          Members' Retained Earnings (Deficit) and Stockholders' Equity

                  Years Ended December 31, 2001, 2000 and 1999

                                                                    Redeemable
                                                                     Members                  Retained
                                  Common     Paid-In   Treasury   Equity-Class A  Members'    Earnings
                                   Stock     Capital     Stock       Members       Equity    (Deficit)      Total
                               --------------------------------------------------------------------------------------

Balance at December 31, 1998    $        - $        - $        - $    18,924,688 $  354,459 $(9,701,460) $ 9,577,687
Merger of Tumbleweed, LLC
 into Tumbleweed, Inc.              51,050  9,526,637          -     (18,924,688)  (354,459)  9,701,460            -
Tumbleweed, Inc. balances as
 of January 1, 1999                      1        129          -               -          -        (129)           1
Proceeds from common stock
 offering                            7,767  7,758,533          -               -          -           -    7,766,300
Public offering costs                    -   (991,293)         -               -          -           -     (991,293)
Net income                               -          -          -               -          -   1,210,140    1,210,140
                               --------------------------------------------------------------------------------------
Balance at December 31, 1999        58,818  16,294,006         -               -          -   1,210,011   17,562,835
Net income                               -          -          -               -          -     563,361      563,361
Purchase of treasury stock               -          -   (254,695)              -          -           -     (254,695)
                               --------------------------------------------------------------------------------------
Balance at December 31, 2000        58,818  16,294,006  (254,695)              -          -   1,773,372   17,871,501
Net loss                                 -          -          -               -          -  (3,372,478)  (3,372,478)
                               --------------------------------------------------------------------------------------
Balance at December 31, 2001    $   58,818 $16,294,006$ (254,695)$             - $        - $(1,599,106) $14,499,023
                               ======================================================================================



See accompanying notes.

                                Tumbleweed, Inc.

                      Consolidated Statements of Cash Flows

                                                                             Years Ended December 31
                                                                  2001               2000               1999
                                                             --------------     --------------     ---------------
Operating activities:
   Net income (loss)                                        $    (3,372,478)   $       563,361    $      1,210,140
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation and amortization                             2,285,452          2,147,408           1,804,757
        Provision for doubtful accounts                               4,202             68,464                   -
        Deferred income taxes                                    (1,027,371)            63,015             776,754
        Loss on guarantees of indebtedness                          565,000            725,000                   -
        Special charges                                           4,294,539                  -                   -
         quity in (income) loss of  TW-Springhurst, net of
        Edistributions received of $96,000 in 2001                   14,682             58,903                   -
        Gain from insurance proceeds due to involuntary
          conversion of non-monetary assets                               -           (554,864)                  -
        Loss on disposition of property and equipment                66,841             38,250              38,455
        Changes in operating assets and liabilities:
          Accounts receivable                                       403,168              2,035            (172,411)
          Inventories                                              (177,928)          (121,404)           (264,203)
          Deferred preopening expenses                                    -                  -             524,669
          Prepaid expenses                                          (57,997)          (286,157)              7,563
          Other assets                                               52,379            (89,452)           (198,598)
          Accounts payable                                          156,524             11,418            (177,212)
          Accrued liabilities                                      (123,402)           (41,178)            (84,033)
          Income taxes                                              230,547           (302,251)             61,376
          Other liabilities                                         (20,000)           (20,000)             65,162
                                                             --------------     --------------     ---------------
Net cash provided by operating activities                         3,294,158          2,262,548           3,592,419

Investing activities:
   Purchases of property and equipment                           (1,255,406)        (3,090,936)         (6,915,544)
   Insurance proceeds for property and equipment                          -          1,299,352                   -
   Business acquisitions                                                  -         (1,806,333)                  -
   Investment in TW-Springhurst                                           -           (200,000)                  -
                                                             --------------     --------------     ---------------
Net cash used in investing activities                            (1,255,406)        (3,797,917)         (6,915,544)

Financing activities:
   Proceeds from common stock offering                                    -                  -           7,766,300
   Proceeds from issuance of long-term debt                       3,704,120          6,423,960           8,193,436
   Payments on long-term debt and capital lease obligations      (5,267,435)        (4,992,256)         (6,411,571)
   Payment on short-term borrowings                                       -                  -          (6,990,348)
   Purchase of treasury stock                                             -           (254,695)                  -
   Payment of public offering costs                                       -                  -            (493,476)
                                                             --------------     --------------     ---------------
Net cash provided by (used in) financing activities              (1,563,315)         1,177,009           2,064,341
                                                             --------------     --------------     ---------------

Net increase (decrease) in cash and cash equivalents                475,437           (358,360)         (1,258,784)
Cash and cash equivalents at beginning of year                      281,829            640,189           1,898,973
                                                             --------------     --------------     ---------------
Cash and cash equivalents at end of year                    $       757,266    $       281,829    $        640,189
                                                             ==============     ==============     ===============

Supplemental cash flow information:
   Cash paid for interest, net of amount capitalized        $     1,287,461    $     1,477,172    $      1,166,934
                                                             ==============     ==============     ===============
   Cash paid for income taxes                               $         4,085    $       304,674    $        798,670
                                                             ==============     ==============     ===============
Noncash investing and financing activities:
   Equipment acquired by capital lease obligations          $             -    $       224,906    $              -
                                                             ==============     ==============     ===============

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

Restaurant Facilities

As of December 31, 2001, the Company owned, franchised or licensed 65 Tumbleweed restaurants. The Company owned and operated 36 restaurants in Kentucky, Indiana and Ohio, including one restaurant which was 50% owned through a joint venture (see below). There were 21 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia, and Wisconsin and eight licensed restaurants located outside the United States in Germany, Jordan, Egypt, Saudi Arabia, England and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the years presented.


                                                   2001       2000       1999
                                                   ----       ----       ----
Company-owned restaurants:
     In operation, beginning of year                36         29         25
     Restaurants opened                              -          4          4
     Joint venture restaurant opened                 -          1          -
     Restaurants purchased from franchisee           -          2          -
                                                    --         --         --
     In operation, end of year                      36         36         29
                                                    --         --         --

Franchise and licensed restaurants:
     In operation, beginning of year                27         22         18
     Restaurants opened                             3          10          8
     Restaurants closed                             (1)        (3)        (4)
     Restaurants sold to Tumbleweed, Inc.            -         (2)         -
                                                     -         --         --
     In operation, end of year                      29         27         22
                                                    --         --         --
          System Total                              65         63         51
                                                    ==         ==         ==

Subsequent to December 31, 2001, the Company closed four Company-owned restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. See Note 13 for a discussion regarding special charges which were recorded in 2001 as a result of these restaurant closings. Also subsequent to year end, the Company purchased from its joint venture partner its 50% interest in a restaurant location. See
Note 10 for a further discussion of this transaction.

Pro forma Financial Information (unaudited)

Pursuant to the rules and regulations of the Securities and Exchange Commission, the pro forma net income in the accompanying pro forma income data for the year ended December 31, 1999 reflects a pro forma adjustment to income taxes for 1999 to exclude the deferred tax effects of Tumbleweed changing from a limited liability company (which is taxed as a partnership) to a regular corporate taxable status. Pro forma basic and diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for 1999.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS No. 141, effective July 1, 2001, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS No. 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

The Company adopted the new rules on accounting for goodwill and other intangibles as of January 1, 2002 and is currently completing the transitional impairment test required by the new rules. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle during the first quarter of 2002. The Company currently expects an impairment write-down of goodwill of approximately $2,300,000 in the first quarter of 2002. Goodwill amortization amounted to $135,000 for 2001. As noted above, goodwill will no longer be amortized under the new rules.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting
Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt the provisions of SFAS No. 144 as of January 1, 2002 and is currently evaluating the impact that SFAS No. 144 may have on its financial position and results of operations.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. The Company's investment in TW-Springhurst (see
Note 10) is accounted for using the equity method, under which the Company's share of earnings or losses are reflected in income as earned.

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

Goodwill

Goodwill is amortized on the straight-line method over thirty years. See Note 1 regarding changes in the accounting for goodwill beginning January 1, 2002.

Long-Lived Assets

The carrying amount of long-lived assets, including goodwill, is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the asset over the remaining amortization period, the carrying amount of long-lived assets would be written down to current fair value, which is generally determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). See Note 13 for a discussion regarding a write-down of assets.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate their fair value.

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

Advertising Costs

Advertising costs include Company-owned restaurant contributions to the Tumbleweed Marketing Fund, Inc. and TW- Louisville Marketing Fund, Inc. ("the Marketing Funds") and developing and conducting advertising activities, including the placement of electronic and print materials developed by the Tumbleweed Marketing Fund, Inc. All advertising and related costs are expensed as incurred. Contributions by Company-owned and franchised restaurants to the Marketing Funds are based on an established percentage of monthly restaurant revenues. The Tumbleweed Marketing Fund, Inc. is responsible for the development of marketing and advertising materials for use throughout the Company's system. The Marketing Funds are accounted for separately and are not consolidated with the financial statements of the Company. Company contributions to the Marketing Funds for the years ended December 31, 2001, 2000 and 1999 were $415,611, $123,435 and $117,362, respectively. Advertising expense, which includes the Company's contributions to the Marketing Funds, for the years ended December 31, 2001, 2000 and 1999 were $1,915,577, $1,570,179 and $1,253,392, respectively.

Income Taxes

Concurrent with the merger as described in Note 1, Tumbleweed converted from a limited liability company into a C corporation and is now subject to federal and state income taxes. As of the date of the merger, the Company recorded a net deferred tax liability and corresponding income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities. At the date of the merger, the net differences equaled approximately $1,780,000 resulting in a net deferred tax liability and corresponding income tax expense of $639,623 which is included in the deferred income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 1999.

Reclassification of Financial Statements

Certain reclassifications have been made to the December 31, 2000 consolidated financial statements to conform with December 31, 2001 classifications. These reclassifications have no effect on previously reported operating results.

3. Property and Equipment

Property and equipment as of December 31 consist of:

                                                      2001            2000
                                                      ----            ----

Land and land improvements                      $     9,048,317  $    9,135,805
Building and improvements                            13,010,660      13,929,153
Leasehold improvements                                2,195,482       2,294,324
Equipment                                             7,383,451       7,662,479
Building and equipment under capital leases           4,139,892       4,496,593
Construction in progress                                 13,011         659,511
                                                  -----------------------------
                                                     35,790,813      38,177,865
Less accumulated depreciation and amortization       (7,410,775)     (6,382,411)
                                                  -----------------------------
                                                $    28,380,038  $   31,795,454
                                                  =============================

4. Accrued Liabilities

Accrued liabilities as of December 31 consist of:

                                                            2001             2000
                                                            ----             ----

Accrued payroll, severance and related taxes          $       946,545   $      897,841
Accrued insurance and fees                                    192,978          282,281
Accrued taxes, other than payroll                             683,449          548,703
Gift certificate liability                                    475,914          470,652
Reserve for loss on guarantees of indebtedness                565,000            9,265
Reserve for store closing costs                               601,186                -
Deferred income related to involuntary conversion of
  non-monetary assets                                               -          204,893
Other                                                          77,439           76,092
                                                        ------------------------------
                                                      $     3,542,511   $    2,489,727
                                                        ==============================

5.  Long-Term Debt

Long-term debt as of December 31 consists of:


                                                       2001             2000
                                                  ------------------------------
Secured  $5,960,000  mortgage revolving line of
credit note, bearing interest at prime rate
plus .25% (5.0% at December 31, 2001), due
December 31, 2003                                 $   5,726,148     $  5,496,148

Secured mortgage note payable, bearing interest
at commercial paper rate plus 2.65% (4.43% at
December 31, 2001), due April 1, 2003                 2,299,567        2,501,399

Secured mortgage note payable,  bearing interest
at prime rate plus 1% (5.75% at December 31,
2001), payable in monthly installments through
October 1, 2017                                       1,009,847        1,039,068

Secured mortgage note payable, bearing interest
at 8.75%, payable in monthly installments through
February 15, 2008                                       881,933          921,756

Secured $975,000 mortgage revolving line of
credit note, bearing interest at prime rate plus
..25% (5.0% at December 31, 2001) through March 31,
 2002 andincreased to prime rate plus 2.0%
thereafter, due April 1, 2003                           964,868          915,868

Secured mortgage note payable, bearing interest at
prime rate (4.75% at December 31, 2001), payable
in monthly installments through March 1, 2006           613,632          644,185

Secured  mortgage note payable,  bearing interest
at prime rate plus 1.25% (6.0% at December 31,
2001), payable in monthly installments through
November 27, 2016                                       559,375          596,875


                              (Continued next page)

                                                      2001             2000
                                                  ------------------------------
Secured mortgage note payable, bearing interest at
10.52%, payable in monthly installments through
August 18, 2005                                   $     417,937     $    506,700

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65% (4.43% at
December 31, 2001), due April 1, 2003                   224,611          800,000

Other installment notes payable                         206,167          415,633
                                                  ------------------------------
                                                     12,904,085       13,837,632
Less current maturities                               1,060,146        1,414,728
                                                  ------------------------------
Long-term debt                                    $  11,843,939     $ 12,422,904
                                                  ==============================

Property and equipment with a net book value of approximately $21,700,000 at December 31, 2001 collateralize the Company's long-term debt.

The aggregate annual maturities of long-term debt for the years subsequent to December 31, 2001 are as follows:

          2002                                   $   1,060,146
          2003                                       8,884,531
          2004                                         324,105
          2005                                         302,306
          2006                                         565,275
          Thereafter                                 1,767,722
                                                  ------------
          Total                                  $  12,904,085
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

During the year ended December 31, 2001, the Company was not in compliance with certain financial covenants pertaining to long-term totalling $9,408,520 as of December 31, 2001. The Company obtained appropriate waivers, and in one instance a Forbearance Agreement, from the lenders to cure the non-compliance at December 31, 2001. The Company also obtained covenant amendments from certain of the lenders which management believes will enable compliance with financial covenants in the future for all of its debt agreements. The contractual obligations and commitments schedule above reflects the revised terms of the loan agreements. The long-term debt and annual maturities schedules above reflect the revised terms of the loan agreements.

Interest costs capitalized during the construction period of restaurants were approximately $0 in 2001, $32,000 in 2000 and $50,900 in 1999.

6.   Leases

The Company leases certain buildings and equipment under capital lease agreements with related and third parties. The equipment leases have five to seven year terms. The building leases expire in 2016 and 2017. Future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at December 31, 2001 were as follows:



                                                      Related            Other
                                                    Party Lease          Leases          Total

2002                                               $      84,000     $     689,510  $      773,510
2003                                                      84,000           622,040         706,040
2004                                                      84,000           314,338         398,338
2005                                                      84,000           118,279         202,279
2006                                                      84,000            88,509         172,509
Thereafter                                               924,000           877,714       1,801,714
                                                    ----------------------------------------------
Total minimum lease payments                       $   1,344,000     $   2,710,390       4,054,390
                                                    ==============================
Less amount representing interest
   at 6.25% to 11.78%                                                                   (1,523,342)
                                                                                     -------------
      Net present value of lease payments                                                2,531,048
Less current maturities                                                                   (541,228)
                                                                                     -------------
Long-term portion of capital lease obligations                                      $    1,989,820
                                                                                     =============

The Company leases certain restaurants and equipment under operating leases having terms expiring between 2002 and 2017. Most of the restaurant facility leases have renewal clauses of five to twenty years exercisable at the option of the Company and one of the leases is with a related party. Certain leases require the payment of contingent rentals based on a percentage of gross revenues. The related party operating lease requires the payment of contingent rent based on 30% of the restaurant's positive net cash flow. Future minimum lease payments on operating leases at December 31, 2001 were as follows:


                 Related
                  Party           Other
                  Lease           Leases            Total
               -------------------------------- -------------

2002          $     60,000    $   1,990,706   $     2,050,706
2003                60,000        2,001,106         2,061,106
2004                60,000        1,986,505         2,046,505
2005                60,000        1,753,689         1,813,689
2006                60,000        1,739,342         1,799,342
Thereafter         665,000       12,601,194        13,266,194
               ----------------------------------------------
             $     965,000    $  22,072,542   $    23,037,542
               ==============================================

Total rental expense was approximately $2,302,000 in 2001, $1,975,700 in 2000 and $1,654,700 in 1999 and included contingent rent of approximately $204,000 in 2001,$244,000 in 2000 and $207,000 in 1999. Rental expense for related party leases was approximately $348,000 in 2001, $388,000 in 2000 and $407,900 in
1999.

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

The $6,990,348 borrowed under the line of credit as of December 31, 1998 was repaid on January 5, 1999 out of the gross proceeds of $7,766,300 from the IPO (see Note 1). If an IPO had not occurred, any Class A Member had the right to sell to Tumbleweed their interest in Tumbleweed at any time after the fifth anniversary of the date that a Class A Member was

7.  Redeemable Class A Member Units and Bank Line of Credit (continued)

admitted to Tumbleweed. The selling price was to be the sum of cash contributed by the Class A Member and an amount equal to an annual 30% internal rate of return on the Class A Member's cash contributions and pro rata assumed principal portion of the line of credit, taking into account all prior distributions to such Class A Member. Redeemable members' equity in the accompanying Consolidated Statement of Redeemable Members' Equity, Members' Equity, Members' Retained Earnings (Deficit) and Stockholders' Equity for the year ended December 31, 1998 includes the accretion of the annual 30% internal rate of return. Through December 31, 1998, capital contributions by the Class A Members were limited to their initial cash contributions in 1995 which amounted to $7,034,375 and borrowings under the line of credit assumed by the Class A Members.

8.   Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 related to income (loss) before cumulative effect of a change in accounting principle consists of the following:


                                       2001           2000           1999
                                    -----------    -----------   ------------
Current - federal                  $   (150,773)  $      2,424  $     798,303
Current - state                               -              -         55,345
Deferred                             (1,027,371)        63,015        326,011
Deferred taxes resulting from
   a change in tax status                     -              -        639,623
                                    -----------    -----------   ------------
                                   $ (1,178,144)  $     65,439  $   1,819,282
                                    ===========    ===========   ============

The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 on income (loss) before income taxes and cumulative effect of a change in accounting principle differs from the amount computed by applying the statutory federal income tax rate due to the following:


                                                              2001           2000           1999
                                                           -----------    -----------   ------------
U.S. federal income taxes at 34%                          $ (1,547,212)  $    213,792  $   1,145,956
State income taxes, net of federal tax effect                 (180,205)      (138,034)        81,405
Valuation allowance against deferred income tax assets         655,770              -              -
Employment tax credits                                        (139,632)       (97,483)      (74,723)
Deferred taxes resulting from a change
   in tax status                                                     -              -        639,623
Other items                                                     33,135         87,164         27,021
                                                           -----------    -----------   ------------
Provision (benefit) for income taxes                      $ (1,178,144)  $     65,439  $   1,819,282
                                                           ===========    ===========   ============

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                              2001           2000           1999
                                                           -----------    -----------   ------------
Deferred tax assets:
     Asset impairment and store closings                  $  1,550,753   $          -  $           -
     Tax credit and state net operating  loss
       carryforwards                                           661,139        339,763              -
     Unearned revenue and other                                419,441        246,282        200,429
     Book over tax amortization                                      -          1,127         45,767
                                                           -----------    -----------   ------------
          Total deferred tax assets                          2,631,333        587,172        246,196
Deferred tax liabilities:
     Deferred expenses and other                              (930,752)      (733,287)      (458,896)
     Tax over book depreciation                               (867,259)      (693,654)      (564,054)
     Tax over book amortization                                (84,950)             -              -
                                                           -----------    -----------   ------------
          Total deferred tax liabilities                    (1,882,961)    (1,426,941)    (1,022,950)
Valuation allowance                                           (655,770)             -              -
                                                           -----------    -----------   ------------
Net deferred tax asset (liability)                        $     92,602   $   (839,769) $    (776,754)
                                                           ===========    ===========   ============


As of December 31, 2001, the Company has state net operating loss carryforwards of approximately $5,200,000 which begin expiring in 2016. Also, as of December 31, 2001, the Company has a $263,000 alternative minimum tax credit carryforward which has no expiration date, as well as $298,000 of employment tax credit carryforwards which begin expiring in 2020, available to offset future U.S. federal income taxes. In 2001, management concluded that it is more likely than not that certain of the Company's deferred tax assets related to state net operating loss carryforwards and general business tax credits will not be realized. Accordingly, these deferred tax assets have been offset by a valuation allowance at December 31, 2001.

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

The Company guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness to TW-Tennessee, to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank. See Note 19 for additional information regarding this matter.

Franchise fees and royalties recorded by the Company in relation to TW-Tennessee were approximately $0, $36,800 and $160,800 in 2001, 2000 and 1999,
respectively. The Company also provided management and accounting services for TW- Tennessee for which fees were charged. Such management and accounting fees recorded in other revenues totaled approximately $0, $12,200 and $40,500 in 2001, 2000 and 1999, respectively.

During the year ended December 31, 2000, the Company assumed a TW-Tennessee equipment lease which it had previously guaranteed (see discussion above). The equipment is being utilized in the Company-owned restaurant which was destroyed as result of a fire (see Note 12). The capital lease had a balance of approximately $225,000 on the date the lease was assumed.

In August 1997, Tumbleweed, LLC entered into the International Agreement with Tumbleweed International, LLC (International), a restaurant developer based in Hanau, Germany. The International Agreement grants certain licensing and franchising rights to International for the development of Tumbleweed restaurants outside of the Western Hemisphere. International is a limited liability company owned by three corporations which are controlled by certain directors and stockholders of the Company. In 2001, 2000 and 1999, International paid approximately $10,600, $7,400 and $18,700, respectively, in fees to the Company under the International Agreement. The Company acquired International subsequent to December 31, 2001 (see Note 20).

Two common stockholders, one of which is also a director of the Company, are members in TW-Indiana, LLC, which in April 1998 acquired the franchise rights to five full-service Tumbleweed restaurants in Indiana and Kentucky from a third party. As of December 31, 2001, TW-Indiana, LLC operated six full-service Tumbleweed restaurants. Franchise fees and royalties recorded by the Company in relation to this entity were approximately $448,000, $300,000 and $311,000 in 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, the Company had an interest free note receivable of $45,000 and $50,000, respectively, from TW-Indiana, LLC with a maturity date of December 31, 2002.

TW-Indiana, LLC and a director of the Company are also members of TW-Seymour, LLC, a franchisee of the Company which opened a full-service Tumbleweed restaurant in Indiana during 1999. Franchise fees and royalties recorded by the Company in relation to this entity were approximately $59,000, $45,000 and $76,000 in 2001, 2000 and 1999, respectively.

During the years ended December 31, 2000 and 1999, the Company entered into management agreements with five companies who own Tumbleweed franchise restaurants with respect to five restaurant locations. The management agreements require the franchisees to pay certain fees to the Company in exchange for the Company providing operations management and accounting services to the franchisees. Certain directors and officers of the Company own substantial interests in these companies. Franchise fees and royalties recorded by the Company in 2001, 2000 and 1999 in relation to these entities were approximately $11,000, $227,000 and $90,000, respectively. Management and accounting fees recorded in other revenues by the Company in 2001, 2000 and 1999 in relation to these entities were approximately $4,300, $65,000 and $13,000, respectively. During the year ended December 31, 2000, the Company purchased the assets of two of these companies. See Note 11 for information regarding these transactions. Also during 2000, one of the five restaurant locations discussed above ceased operations. During 2001, the Company received equipment in exchange for an approximately $79,000 note receivable from a related party franchisee.

A provision for doubtful accounts of approximately $68,000 was recorded during 2000 for the write-off of the balance due from a related party franchisee (discussed in the paragraph above) for accounting fees, royalties and franchise fees.

See Note 10 for additional related party transactions.

10.  Investment in TW-Springhurst

During the year ended December 31, 2000, the Company made a $200,000 investment in TW-Springhurst, LLC ("TW- Springhurst"), the owner and operator of a Tumbleweed restaurant in Louisville, Kentucky. During the year ended December 31, 2001, the Company received a cash distribution of $96,000 from TW-Springhurst. Through December 31, 2001, the Company had a 50% interest with the remaining 50% held by TW-Springhurst Investors, LLC. A current and former director of the Company own TW-Springhurst Investors, LLC. The Company's share of TW-Springhurst's net income (loss) was $81,318 and ($58,903) for the years ended December 31, 2001 and 2000, respectively. On January 1, 2002, the Company acquired the remaining 50% interest held by TW-Springhurst Investors for $267,000. The Company also assumed TW-Springhurst, LLC's note payable to a bank which had a balance of approximately $161,000 on the date of purchase. An independent business valuation appraisal was used to assist Company management in determining the purchase price.

11.  Business Acquisitions

On August 14, 2000, the Company purchased the assets of an Evansville, Indiana Tumbleweed restaurant from TW- Evansville, LLC (a limited liability company in which former directors and officers of the Company owned a substantial interest) for $929,400. The Company also assumed TW-Evansville, LLC's equipment capital lease which had a balance of approximately $197,000 on the date of purchase. The purchase price for the business and property was at fair market value as determined by an independent business valuation appraisal.

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
                                     =============

On October 1, 2000, the Company purchased the assets of the Medina, Ohio Tumbleweed restaurant from TW-Medina, LLC (a limited liability company in which a certain director of the Company owns a substantial interest) for $876,933. The purchase price for the business and property was at fair market value as determined by an independent business valuation appraisal. The purchase price has been allocated as follows based upon the fair values of the assets acquired and liabilities assumed:



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
                                     =============

The acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the Company's results of operations since the date of each acquisition.

12.  Involuntary Conversion of Non-Monetary Assets

As a result of a fire which occurred June 7, 2000 at a Company-owned restaurant in Kentucky, an involuntary conversion of non-monetary assets occurred which resulted in a $554,864 gain. The gain represents the difference between the carrying amount of the restaurant's assets which were destroyed (building, equipment and inventories of $744,488, in total, at the time of the fire) and the amount collected from the insurance company ($1,299,352). In addition, the Company had received approximately $605,000 from the insurance company for business interruption ($280,000) and continuing expenses ($120,000) through December 31, 2000. The additional $205,000 received was for estimated business interruption and continuing expenses in 2001. Accordingly, the Company recorded this as deferred income in the accompanying consolidated balance sheet as of December 31, 2000 and subsequently recognized the $205,000 as other income during 2001.

13.  Special Charges

The Company recorded special charges of $4,294,539 in the fourth quarter of 2001. The special charges include a $3,683,353 charge to earnings in accordance with SFAS No. 121, "Impairment of Long-Lived Assets." This charge reflects the write-down of assets associated with six restaurants, four of which closed in the first quarter of 2002. The Company plans to sell one of the remaining two restaurants to a current franchisee and will continue to operate the other restaurant for the present. The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. The special charges also include $611,186 for lease obligations and other costs related to the decision to close these restaurants.

The following is a summary of the impairment charges:


                           Carrying Value                          Value at
                            at Commitment                        December 31,
                                Date             Charge              2001
                           ---------------    -------------     --------------
Property and equipment    $      4,260,428   $    2,485,428    $     1,775,000
Goodwill                           993,811          993,811                  -
Other assets                       215,837          204,114             11,723
                           ---------------    -------------     --------------
                          $      5,470,076   $    3,683,353    $     1,786,723
                           ===============    =============     ==============


The value at December 31, 2001 was determined as follows. For stores being disposed of, the value is based on the estimated net proceeds from the sale of the assets. For the other store being operated, the Company estimated the fair value of the restaurant based on estimated future discounted cash flows from its use and eventual disposition.

The operating results of the restaurants to be disposed of before the special charges included in the accompanying consolidated statements of operations are as follows:


                                   2001              2000               1999
                            ---------------    -------------     --------------
Revenues                   $      5,513,743   $    4,324,921    $     3,974,121
Loss from operations               (378,843)        (209,863)           (42,892)

14.  Treasury Stock

On January 14, 2000, the Board of Directors approved the repurchase from time to time of up to $500,000 of the Company's common stock. Purchases may be made in the open market as well as by private transaction at times and prices considered appropriate by the Company, subject to applicable rules and regulations. The purchases will be funded by cash reserves. Through December 31, 2001, the Company has repurchased 42,400 shares at a total cost of $254,695.

15.  Stock Incentive Plan

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

As of December 31, 2001, cumulative total options to purchase 1,462,077 shares of the Company's common stock had been granted to employees and directors of the Company at prices ranging from $0.93 to $10.00 per share which expire at various dates from 2009 to 2011 with a contractual life of 10 years. Initial grants of approximately 492,000 options were made at a price equal to the initial public offering price of $10.00 per share . The exercise price of subsequent grants were equal to the market price at the time of the grant.

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

Activity in the Plan during the years ended December 31, 2001, 2000 and 1999 was:


                                     2001                         2000                         1999
                          ---------------------------   -------------------------   --------------------------
                                          Weighted                    Weighted                     Weighted
                                          Average                      Average                      Average
                            Options    Exercise Price    Options   Exercise Price    Options    Exercise Price
                            -------    --------------    -------   --------------    -------    --------------
Outstanding at the
  beginning of the year     1,044,454      $9.52           532,666      $9.34                -         -
Granted                        85,000       1.80           811,636       3.73          565,411       $9.38
Exercised                           -        -                   -        -                  -         -
Forfeited                    (148,069)      5.75          (299,848)      8.28          (32,755)      10.00
                            ---------                   ----------                   ---------
Outstanding at the
  end of the year             981,385      $4.87         1,044,454      $5.30          532,666       $9.34
                            =========                   ==========                   =========
Exercisable at the end
  of the year                 383,251      $6.04           112,948      $9.52                -        $ -
                            =========                   ==========                   =========

The  following  table  summarizes   information  about  employee  stock  options
outstanding at December 31, 2001:


           Range of           Number        Weighted Average
       Exercise Prices     Outstanding       Exercise Price
       ---------------    -------------     ----------------
          $10.00                206,890           $10.00
      $4.50 - $5.50              53,492            $5.41
      $0.93 - $3.88             721,003            $3.37
                          -------------
                                981,385
                          =============

The remaining contractual life of the outstanding stock options ranges from 7.1 years to 9.9 years.

The Company  accounts for the Plan in accordance  with APB 25,  "Accounting  for
Stock Issued to Employees," as permitted by SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." The Company has not recognized compensation expense for stock options granted because the exercise price of the options equals the fair value of the underlying stock on the date of grant, which is the measurement date. If the alternative method of accounting for stock incentive plans prescribed by SFAS 123 had been followed, the Company's net income and earnings per share for 2001, 2000 and 1999 would have been reduced to the pro forma amounts shown in the following table. For purposes of these pro forma disclosures, the estimated fair value of the options is recognized as compensation expense over the options' vesting period. The weighted average fair value of options granted was determined using the Black-Scholes option pricing model with the indicated assumptions.


                                            2001            2000          1999
                                            ----            ----          ----
   Net income (loss) as reported          $ (3,372,478)   $ 563,361   $1,210,140
   Pro forma net income (loss)              (4,576,100)     (21,368)     619,803
   Pro forma basic and diluted earnings
    (loss) per common share                      (0.78)       (0.00)        0.11

The following assumptions were used: (1) risk-free interest rate of 6.50 %; (2) dividend yield of 0%; (3) expected life of 6.5 years; and (4) volatility of ..842% in 2001, .885% in 2000 and .655% in 1999. Results may vary depending on the assumptions applied within the model. The weighted average fair value per share of options granted was $1.38, $3.68 and $6.31 for 2001, and 2000 and 1999, respectively.

16.   Earnings per Share

The following is a reconciliation of the Company's basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 in accordance with SFAS No. 128, "Earnings per Share."


                                                                         2001          2000         1999
                                                                     ---------------------------------------
Numerator:
   Income (loss) before cumulative effect of a change in accounting
      principle                                                      $  (3,372,478)  $   563,361 $  1,551,175
   Cumulative effect of a change in accounting principle, net of tax       -              -          (341,035)
                                                                      ------------    ----------  -----------
   Net income (loss)                                                 $  (3,372,478)  $   563,361 $  1,210,140
                                                                      ============    ==========  ===========
Pro forma income data (unaudited):
   Pro forma income before cumulative effect of a change in
      accounting principle                                                                       $  2,190,798
   Cumulative effect of a change in accounting principle, net of tax                                 (341,035)
                                                                                                  -----------
   Pro forma net income                                                                          $  1,849,763
                                                                                                  ===========
Denominator (1):
   Weighted average shares
     outstanding - basic                                                 5,839,230     5,839,230    5,881,630
   Effect of dilutive securities:
     Director and employee stock options                                    10,509        52,706          565
                                                                      ---------------------------------------
   Denominator for diluted earnings per
     share - adjusted weighted
     average and assumed conversions                                     5,849,739     5,891,936    5,882,195
                                                                      =======================================

(1) Actual for 2001 and 2000 and pro forma for 1999.

17.   Segment Information

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

Segment information for the years ended December 31 is as follows:

2001:

                                             Restaurant        Commissary        Corporate        Totals
                                            -------------    --------------    -------------   ---------------

Revenues from external customers           $   56,025,886  $      1,781,252  $     1,646,044  $  59,453,182
Intersegment revenues                                   -         2,671,213                -      2,671,213
General and administrative expenses                     -                 -        4,191,582      4,191,582
Advertising expenses                                    -                 -        1,915,577      1,915,577
Depreciation and amortization                   1,797,889           106,596          380,967      2,285,452
Special charges                                 4,294,539                 -                -      4,294,539
Loss on guarantees of indebtedness                      -                 -          565,000        565,000
Net interest expense                                    -           176,100        1,100,803      1,276,903
Equity in income of TW-Springhurst                 81,318                 -                -         81,318
Income (loss) before income taxes               1,346,244           105,724       (6,002,590)    (4,550,622)
Fixed assets                                   26,537,963           993,509          848,566     28,380,038
Expenditures for long-lived assets              1,182,303                 -           73,103      1,255,406


2000:

                                             Restaurant        Commissary       Corporate         Totals
                                            -------------    --------------     ------------  -------------
Revenues from external customers           $   51,820,600  $      1,663,208   $    2,816,958 $   56,300,766
Intersegment revenues                                   -         2,494,802                -      2,494,802
Gain from insurance proceeds due to
  involuntary conversion of non-
  monetary assets                                       -                 -          554,864        554,864
General and administrative expenses                     -                 -        5,028,120      5,028,120
Advertising expenses                                    -                 -        1,570,179      1,570,179
Depreciation and amortization                   1,689,740           117,326          340,342      2,147,408
Loss on guarantees of indebtedness                      -                 -          725,000        725,000
Net interest expense                                    -           176,100        1,282,550      1,458,650
Equity in losses of TW-Springhurst                (58,903)                -                -        (58,903)
Income (loss) before income taxes               6,380,060            85,112       (5,836,372)       628,800
Fixed assets                                   29,758,242         1,072,609          964,603     31,795,454
Expenditures for long-lived assets              2,779,337            13,978          297,621      3,090,936


1999:

                                             Restaurant        Commissary        Corporate        Totals
                                            -------------    --------------    -------------   ------------
Revenues from external customers            $  48,578,123  $      1,168,836  $     1,597,928  $  51,344,887
Intersegment revenues                                   -         2,727,283                -      2,727,283
General and administrative expenses                     -                 -        3,728,329      3,728,329
Advertising expenses                                    -                 -        1,253,392      1,253,392
Depreciation and amortization                   1,450,288           118,752          235,717      1,804,757
Net interest expense                                    -           172,900          956,006      1,128,906
Income before income taxes
   and cumulative effect of a change
   in accounting principle                      7,338,467            93,911       (4,061,921)     3,370,457
Fixed assets                                   28,160,697         1,147,975          838,887     30,147,559
Expenditures for long-lived assets              6,312,460           237,175          365,909      6,915,544


18.   Selected Quarterly Data

The following is a summary of certain unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

2001:

                                          First           Second             Third            Fourth
                                         Quarter          Quarter           Quarter          Quarter            Total
                                         -------          -------           -------          -------            -----

    Total revenues                   $   14,634,264   $   14,946,045     $  15,189,795   $   14,683,078    $   59,453,182
    Income (loss) from operations           192,617          396,850           392,233       (4,336,737)(a)    (3,355,037)
    Net income (loss)                      (118,404)          47,251            88,214       (3,389,539)       (3,372,478)
    Basic and diluted net income
     (loss) per share                         (0.02)            0.01              0.02            (0.58)            (0.58)



2000:

                                          First            Second             Third           Fourth
                                         Quarter           Quarter           Quarter          Quarter            Total
                                         -------           -------           -------          -------            -----

    Total revenues                   $   13,632,368   $   14,391,655     $  14,441,597    $  13,835,146     $  56,300,766
    Income (loss) from operations           960,475          853,043(b)        (13,792)(c)      346,627(d)      2,146,353
    Net income (loss)                       418,130          337,793          (257,740)          65,178(e)        563,361
    Basic and diluted net income
     (loss) per share                          0.07             0.06             (0.04)            0.01              0.10

(a) Includes loss on guarantees of indebtedness of $565,000 and special charges of $4,294,539.

(b) Includes gain from insurance proceeds due to involuntary conversion of non-monetary assets of approximately $434,000 and loss on guarantees of indebtedness of $475,000.

(c)  Includes estimated additional loss on guarantees of indebtedness of $250,000.

(d) Includes additional gain from insurance proceeds due to involuntary conversion of non-monetary assets of approximately $121,000.

(e) Includes a change in estimate of approximately $190,000 reducing the Company's provision for income taxes.

19.  Commitments and Contingencies

The Company guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW- Tennessee, LLC, a former franchisee (TW-Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members, to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank.

In March 2001, the bank which held the line of credit extended to TW-Tennessee filed suit in the Circuit Court of Jefferson County, Kentucky against the Company, the Director and others to enforce certain limited guaranty agreements (the "Tennessee Litigation"). The Company paid the sum of $195,044 against its line of credit guarantee in September 2000. The Company undertook settlement discussions with the bank and the other guarantors during 2001. On December 28, 2001, the court entered summary judgment against the Company and certain other guarantors including the affected Director. The amount of the judgment against the Company was $1,004,956. Prior to enforcement of the judgment by the bank, the parties continued settlement discussions which resulted in the settlement described below.

By complaint dated October 4, 2001, Douglas H. Morris, II and Michael R. Greene, plaintiffs, filed an action (the "Morris and Greene Lawsuit") in the Circuit Court of Jefferson County, Kentucky against the Company, Tumbleweed International, LLC and others, including David Roth, a current Director of the Company, alleging damage to the plaintiffs as a result of (i) the management of the TW-Tennessee restaurants by the Company, (ii) the alleged wrongful application of proceeds of the Company's purchase of the Medina, Ohio restaurant and (iii) the alleged wrongful conversion of loan proceeds belonging to TW-International, LLC to TWED-Charleston, Inc. Prior to answering the complaint, the Company entered into settlement discussions with the plaintiffs which resulted in the settlement described below.

Beginning in 2001, the Company had settlement discussions with the bank holding the TW-Tennessee line of credit, the other guarantors of that line of credit, the plaintiffs in the Morris and Greene Lawsuit and certain of the shareholders of TW International Investors, Inc. and TWI-B, Inc. regarding the resolution of the Tennessee Litigation, the Morris and Greene Lawsuit and related matters.

On February 28, 2002, the Company entered into a Confidential Settlement Agreement and Mutual Release (the "Settlement Agreement") which resolved the Tennessee Litigation, the Morris and Greene Lawsuit and related matters. The Settlement Agreement provided for a cash payment by the Company to the bank holding the TW-Tennessee line of credit of $75,000 and the execution of a promissory note, payable to the bank, in the face amount of $300,000. In addition, subject to certain conditions, the Company will pay to the bank an additional amount of up to $200,000 in the event Tumbleweed International, LLC successfully sells regional international licenses and receives proceeds in excess of the $1,400,000 in indebtedness assumed by the Company in connection with its acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC (see Note 20). The completion of the acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC is included in the Settlement Agreement.

As a result of the Settlement Agreement, the Tennessee Litigation and the Morris and Greene Lawsuit were dismissed. In addition, the parties to the settlement, including certain Directors of the Company (George Keller, David M. Roth and Minx Auerbach), granted mutual releases to one another regarding all matters, other than those specifically excluded. Among the matters excluded from the mutual release contained in the Settlement Agreement are claims asserted by the holder of the equipment leases granted to TW-Tennessee relative to guarantees by the Company and others, including David M. Roth, a Director of the Company, relative to such equipment leases. The Company is in negotiation with the bank under the equipment leases and the other guarantors to resolve the Company's obligations relative to the equipment leases. The Company believes that it will be obligated to assume and pay one of the equipment leases totaling approximately $125,000 and will remain contingently liable on two other equipment leases which the Company believes will be assumed and paid by other guarantors. These negotiations are ongoing and no agreement has been reached. If no agreement is reached, the Company would have additional exposure totaling approximately $180,000.

In the fourth quarter of 2001, as a result of the settlement discussions, the Company increased a reserve established in 2000 by the additional amount of $565,000, for a total of $1,290,000, of which $725,000 had been paid out as of December 31, 2001. The Company increased this reserve to cover its portion of the settlement payments to the bank holding the TW- Tennessee line of credit and pay related costs, including legal expenses. The reserve also includes an additional charge for the equipment lease which the Company expects to assume, and for payments made by the Company in 2001 on other lease financing claims related to TW-Tennessee. The Company's management believes it will not incur significant additional losses in connection with these matters.

20.  Subsequent Events

Subsequent to December 31, 2001, the Company purchased International for $1.5 million from TW-International Investors, Inc. and Chi-Chi's International Operations, Inc. ("CCIO"). CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW-International Investors, Inc. include three current directors of the Company. The acquisition will give the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW-International Investors, Inc. and will issue 76, 923 shares of its common stock to CCIO. The Company will also enter into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

Also subsequent to December 31, 2001, the Company implemented a 401(k) plan. All employees who are at least 21 years of age with one year of service in which they worked a minimum of 1,000 hours are eligible. An employee can contribute up to 15% of their gross salary. The Company will match 25% of the first 4% an employee contributes. The employee becomes vested in the Company contribution based on a five-year vesting schedule.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

The Proxy Statement issued in connection with the shareholders meeting to be held on May 22, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6b, contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in
Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement issued in connection with the shareholders meeting to be held on May 22, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement issued in connection with the shareholders meeting to be held on May 22, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under caption "Beneficial Ownership Of Common Stock"and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement issued in connection with the shareholders meeting to be held on May 22, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b) contains under the caption "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      (1)     Financial Statements: See Item 8.

              (2)     Financial Statement Schedules:
                      Schedule II- Valuation and Qualifying Accounts     Page 55

                      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              (3)     Listing of Exhibits:

   EXHIBIT
   NUMBER      DESCRIPTION OF DOCUMENT
   2.1         Agreement and Plan of Merger, dated as of June 23, 1998,
               between Tumbleweed, LLC and Registrant**

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

     *** Incorporated by reference to exhibits filed with the Commission on May 12, 1999 in Form 10-A, File No. 333-57931.

     (b) During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K

                                Tumbleweed, Inc.

                 Schedule II - Valuation and Qualifying Accounts



                                                             Additions
                                                 ------------------------------------
                                    Balance at                     Charged to Other
                                   Beginning of  Charged to Costs     Accounts -     Deductions -   Balance at End
Description                             Year        and Expenses        Describe        Describe        of Year
-----------                             ----        ------------        --------        --------        -------

Year Ended December 31, 2001:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                     $68,464         $4,202              $-         $(68,464) (a)      $4,202

Year Ended December 31, 2000:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                        -            68,464               -               -            68,464

Year Ended December 31, 1999:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                        -              -                 -                -              -



     (a) Account was written off in 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky.


                                              TUMBLEWEED, INC.



                                       /s/ Terrance A. Smith
                                           ------------------------------------
                                 By:       Terrance A. Smith
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and on the dates indicated.

                                     Title                                 Date


/s/ Terrance A. Smith
--------------------
Terrance A. Smith           President, Chief Executive Officer     April 4, 2002
                              and Director


/s/ Glennon F. Mattingly
-------------------
Glennon F. Mattingly        Chief Financial Officer, and           April 4, 2002
                              Vice President
                              (Principal Accounting Officer)

/s/ David M. Roth
-------------------
David M. Roth               Director                               April 4, 2002


/s/ Minx Auerbach
-------------------
Minx Auerbach               Director                               April 4, 2002


/s/ Lewis Bass
--------------------
Lewis Bass                  Director                               April 4, 2002


/s/ George R. Keller
--------------------
George R. Keller            Director                               April 4, 2002


/s/ James F. Koch
--------------------
James F. Koch               Director                               April 4, 2002