Form 10-Q
period 2002-03-24
TUMBLEWEED INC
filed 2002-05-08
CIK 1064535

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

                  For the quarterly period ended March 24, 2002

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

The number of shares of common stock, par value of $.01 per share, outstanding on May 1, 2002 was 5,916,153.

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                        PAGE
      Item 1.  Financial Statements (Unaudited)
               a) Consolidated Statements of Operations for the
                  twelve weeks ended March 24, 2002 and the three
                  months ended March 31, 2001                              3
               b) Consolidated Balance Sheets as of March 24, 2002 and
                  December 31, 2001                                        4
               c) Consolidated Statements of Cash Flows for the twelve
                  weeks ended March 24, 2002 and the three months ended
                  March 31, 2001                                           5
               d) Notes to Consolidated Financial Statements               6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        14


      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk                                                       19


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                       20
      Item 6.     Exhibits and Reports on Form 8-K                        21

Signature                                                                 22



                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                                    Twelve Weeks       Three Months
                                                                       Ended               Ended
                                                                      March 24,          March 31,
                                                                        2002               2001
                                                                  ----------------   -----------------
Revenues:
   Restaurant sales                                              $      13,463,593  $       13,651,652
   Commissary sales                                                        381,886             455,747
   Franchise fees and royalties                                            249,848             336,446
   Other revenues                                                           89,427             190,419
                                                                  ----------------   -----------------

Total revenues                                                          14,184,754          14,634,264

Operating expenses:
   Restaurant cost of sales                                              4,072,607           4,378,405
   Commissary cost of sales                                                346,935             397,517
   Operating expenses                                                    7,390,657           7,530,279
   Selling, general and administrative expenses                          1,437,077           1,560,879
   Depreciation and amortization                                           457,319             574,567
                                                                  ----------------   -----------------

Total operating expenses                                                13,704,595          14,441,647
                                                                  ----------------   -----------------

Income from operations                                                     480,159             192,617

Other income (expense):
   Interest expense, net                                                  (234,078)           (382,024)
   Equity in income of TW-Springhurst                                            -              12,683
                                                                  ----------------   -----------------

Total other expense                                                       (234,078)           (369,341)
                                                                  ----------------   -----------------

Income (loss) before income taxes and cumulative effect of
    a change in accounting  principle                                      246,081            (176,724)
Provision (benefit) for income taxes - current and deferred                108,276             (58,320)
                                                                  ----------------   -----------------

Income (loss) before cumulative effect of a change in
    accounting principle                                                   137,805            (118,404)
Cumulative effect of a change in accounting  principle, net
    of tax ($845,873)                                                   (1,503,773)                  -
                                                                  ----------------   -----------------
Net loss                                                         $      (1,365,968)  $        (118,404)
                                                                  ================   =================

Basic and diluted earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
         accounting principle                                    $            0.02  $            (0.02)
    Cumulative effect of a change in accounting  principle,
        net of tax                                                           (0.25)                  -
                                                                  ----------------   -----------------
    Net loss                                                     $           (0.23)  $           (0.02)
                                                                  ================   =================

See accompanying notes.




                                Tumbleweed, Inc.
                           Consolidated Balance Sheets

                                                                          March 24,
                                                                            2002               December 31,
                                                                         (Unaudited)               2001
                                                                        --------------        --------------
Assets
Current assets:
   Cash and cash equivalents                                           $       717,321       $       757,266
   Accounts receivable, net of allowance of $4,202
      in 2001 and 2002                                                         404,701               350,586
   Inventories                                                               1,822,071             1,785,481
   Deferred income taxes                                                             -               123,318
   Prepaid expenses and other assets                                           652,940               517,280
                                                                        --------------        --------------
Total current assets                                                         3,597,033             3,533,931
Property and equipment, net                                                 28,302,550            28,380,038
Goodwill, net of accumulated amortization of
   $723,897 in 2001                                                            174,657             2,349,646
Intangible assets                                                            1,497,966                     -
Investment in TW-Springhurst                                                         -               126,415
Deferred income taxes                                                          855,465                     -
Other assets                                                                   634,257               507,320
                                                                        --------------        --------------
Total assets                                                           $    35,061,928       $    34,897,350
                                                                        ==============        ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $     1,652,853       $     1,269,967
   Accrued liabilities                                                       3,068,878             3,542,511
   Deferred income taxes                                                       205,011                     -
   Current maturities on long-term
     debt and capital leases                                                 1,541,680             1,601,374
                                                                        --------------        --------------
Total current liabilities                                                    6,468,422             6,413,852

Long-term liabilities:
   Long-term debt, less current maturities                                  13,471,218            11,843,939
   Capital lease obligations, less current maturities                        1,769,235             1,989,820
   Deferred income taxes                                                             -                30,716
   Other liabilities                                                           120,000               120,000
                                                                        --------------        --------------
Total long-term liabilities                                                 15,360,453            13,984,475
                                                                        --------------        --------------
Total liabilities                                                           21,828,875            20,398,327

Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                                 -                     -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,916,153 and 5,881,630 shares issued
     at March 24, 2002 and December 31, 2001, respectively                      59,587                58,818
   Paid-in capital                                                          16,393,235            16,294,006
   Treasury stock, 42,400 shares                                              (254,695)             (254,695)
   Retained deficit                                                         (2,965,074)           (1,599,106)
                                                                        --------------        --------------
     Total stockholders' equity                                             13,233,053            14,499,023
                                                                        --------------        --------------
Total liabilities and stockholders' equity                             $    35,061,928       $    34,897,350
                                                                        ==============        ==============

See accompanying notes.

                                              Tumbleweed, Inc.
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)



                                                                         Twelve Weeks         Three Months
                                                                             Ended               Ended
                                                                           March 24,           March 31,
                                                                             2002                 2001
                                                                       -----------------    ----------------

Operating activities:
   Net loss                                                           $       (1,365,968)  $        (118,404)
   Adjustments to reconcile net loss  to net
       cash provided by operating activities:
        Depreciation and amortization                                            457,319             574,567
        Deferred income taxes                                                   (557,852)            132,604
        Equity in income of TW-Springhurst                                             -             (12,683)
        Loss on disposition of property and equipment                             19,496              16,260
        Cumulative effect of a change in accounting principle                  2,349,646                   -
        Changes in operating assets and liabilities:
          Accounts receivable                                                    (53,240)            156,918
          Income tax receivable                                                 (154,968)           (191,499)
          Inventories                                                             19,084            (201,591)
          Prepaid expenses                                                        16,951              40,142
          Other assets                                                          (129,685)              9,689
          Accounts payable                                                       384,972             920,849
          Accrued liabilities                                                   (473,633)           (431,993)
          Other liabilities                                                            -              20,000
                                                                       -----------------    ----------------
Net cash provided by operating activities                                        512,122             914,859

Investing activities:
    Purchases of property and equipment                                          (72,707)           (815,191)
   Business acquisition                                                         (267,000)                  -
   Distribution from TW-Springhurst                                                    -              60,000
                                                                       -----------------    ----------------
Net cash used in investing activities                                           (339,707)           (755,191)

Financing activities:
   Proceeds from issuance of long-term debt                                    1,113,394           1,349,000
   Payments on long-term debt and capital lease obligations                   (1,325,754)         (1,789,398)
                                                                       -----------------    ----------------
Net cash used in investing activities                                           (212,360)           (440,398)
                                                                       -----------------    ----------------

Net decrease in cash and cash equivalents                                       (39,945)            (280,730)

Cash and cash equivalents at beginning of period                                 757,266             281,829
                                                                       -----------------    ----------------
Cash and cash equivalents at end of period                            $          717,321   $           1,099
                                                                       =================    ================





See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 24, 2002


1.  BASIS OF PRESENTATION

Restaurant Facilities

As of March 24, 2002, the Company owned, franchised or licensed 59 Tumbleweed restaurants. The Company owned and operated 32 restaurants in Kentucky, Indiana and Ohio. There were 21 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, Virginia and Wisconsin and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey. The following table reflects changes in the number of Company- owned, franchise and licensed restaurants during the twelve weeks ended March 24, 2002.


Company-owned restaurants:
     In operation, beginning of period                36
     Restaurants opened                                0
     Restaurants closed                               (4)
                                                --------
     In operation, end of period                      32

Franchise and licensed restaurants:
     In operation, beginning of period                29
     Restaurants opened                                0
     Restaurants closed                               (2)
                                                --------
     In operation, end of period                      27
                                                --------
         System Total                                 59
                                                ========

During the first quarter of 2002, the Company closed four Company-owned restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. On January 1, 2002, the Company purchased from its joint venture partner the remaining 50% interest in a restaurant location. See Note 7 for a further discussion of this transaction.

The two licensed restaurants which closed during the first quarter of 2002 were located in Germany and Saudi Arabia.

Interim Financial Reporting

The accompanying consolidated financial statements have been prepared by the Company without audit, with the exception of the December 31, 2001 consolidated balance sheet which was derived from the audited consolidated financial statements included in the Company's Form 10-K. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These consolidated financial statements, note disclosures and other information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of a change in accounting principle and normal recurring accruals, which are necessary for a fair presentation. The results of operations for the twelve weeks ended March 24, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Fiscal Year

Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. The first three quarters of each fiscal year, beginning in 2002, consist of 12 weeks and the fourth quarter consists of 16 weeks. The first quarter of 2002 consists of 83 days compared to 90 days in 2001 which resulted in lower revenues of approximately $1,025,000.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting
Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company has adopted the provisions of SFAS No. 144 as of January 1, 2002 and has determined that SFAS No. 144 has no impact on its financial position and results of operations.

2. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually, or more frequently if certain indicators arise. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

During the first quarter of 2002, the Company determined that all goodwill as of January 1, 2002 related to two reporting units. The fair value of each unit was determined using certain valuation techniques. As a result of the transitional impairment test, an impairment loss in the amount of $1,503,773, net of tax, was recorded as a cumulative effect of a change in accounting principle during the first quarter of 2002.

If the Company had accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows:


                                          Twelve Weeks           Three Months
                                              Ended                  Ended
                                            March 24,              March 31,
                                              2002                   2002
                                         ---------------        ---------------

Net loss                                $     (1,365,968)      $       (118,404)
Add back:
     Goodwill amortization, net of tax                 -                 35,063
                                         ---------------        ---------------
Adjusted net loss                       $     (1,365,968)      $        (83,341)
                                         ===============        ===============

Basic and diluted loss per share:
    Net loss                            $          (0.23)      $          (0.02)
    Goodwill amortization, net of tax                  -                   0.00
                                         ---------------        ---------------
    Adjusted net loss                   $          (0.23)      $          (0.02)
                                         ===============        ===============

The following table sets forth the Company's goodwill transactions in the first quarter of 2002. All transactions occurred in the restaurant segment.


Balance as of January 1, 2002                              $      2,349,646
Goodwill acquired in the TW-Springhurst acquisition                 174,657
Impairment loss                                                 (2,349,646)
                                                             --------------
Balance as of March 24, 2002                               $        174,657
                                                             ==============

The Company acquired Tumbleweed International, LLC (see Note 8) during the first quarter of 2002, which resulted in the acquisition of an unamortized intangible asset in the amount of $1,497,966 and is included in the corporate segment.

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                   March 24,     December 31,
                                                     2002            2001
                                                -------------    ------------

Accrued payroll, severance and related taxes    $   1,086,655    $    946,545
Accrued insurance and fees                             75,038         192,978
Accrued taxes, other than payroll                     847,376         683,449
Gift certificate liability                            275,108         475,914
Reserve for loss on guarantees of indebtedness        150,524         565,000
Reserve for store closing costs                       532,091         601,186
Other                                                 102,086          77,439
                                                 ------------     -----------
                                                $   3,068,878    $  3,542,511
                                                 ============     ===========

4.   LONG-TERM DEBT

Long-term debt consists of:


                                                   March 24,      December 31,
                                                     2002            2001
                                                 ------------     -----------
Secured  $5,960,000  mortgage revolving line
of credit note, bearing interest at
prime rate plus .25% (5.0% at March 24,
2002), due December 31, 2003                    $   5,591,148    $  5,726,148

Secured mortgage note payable, bearing interest
at commercial paper rate plus 2.65% (4.45% at
March 24, 2002), due April 1, 2003                  2,252,059       2,299,567

Secured  mortgage note payable, bearing interest
at 7.50%,  payable in monthly installments
through January 22, 2007 with a lump sum payment
due February 22, 2007                               1,394,765               -

Secured mortgage note payable, bearing interest
at prime rate plus 1% (5.75% at March 24, 2002),
payable in monthly installments through
October 1, 2017                                       999,803       1,009,847



                              (Continued next page)

                                                  March 24,       December 31,
                                                     2002            2001
                                                 ------------     -----------

Secured mortgage note payable, bearing interest
at 8.75%, payable in monthly installments
through February 15, 2008                       $     871,152    $    881,933


Secured  $975,000  mortgage  revolving line of
credit note,  bearing interest at prime rate
plus 2.0% (6.75% at March 24, 2002), due
April 1, 2003                                         964,868         964,868

Secured  mortgage note payable, bearing interest
at prime rate (4.75% at March 24, 2002), payable
in monthly installments through March 1, 2006         602,123         613,632

Secured mortgage note payable, bearing interest
at prime rate plus 1.25% (6.0% at March 24,
2002), payable in monthly installments through
November 27, 2016                                     550,000         559,375

Secured mortgage note payable, bearing interest
at 10.52%, payable in monthly installments
through August 18, 2005                               394,255         417,937

Unsecured note payable bearing interest at
7.50%, due February 22, 2007                          297,797              -

Secured mortgage note payable, bearing interest
at commercial paper rate plus 2.65% (4.45% at
March 24, 2002), due April 1, 2003                    224,611         224,611

Other installment notes payable                       406,614         206,167
                                                 ------------     -----------

                                                   14,549,195      12,904,085
Less Current maturities                             1,077,977       1,060,146
                                                 ------------     -----------
Long-term debt                                  $  13,471,218    $ 11,843,939
                                                 ============     ===========


Property and equipment with a net book value of approximately $21,700,000 at March 24, 2002 collateralize the Company's long-term debt.

5.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the twelve weeks ended March 24, 2002 and three months ended March 31, 2001 in accordance with FAS 128, "Earnings per Share."


                                                                        Twelve Weeks        Three Months
                                                                           Ended                Ended
                                                                         March 24,            March 31,
                                                                            2002                2001
                                                                      ----------------    -----------------
Numerator:
    Income (loss) before cumulative effect of a change in accounting
      principle                                                      $         137,805   $         (118,404)
    Cumulative effect of a change in accounting principle, net of tax       (1,503,773)                   -
                                                                      ----------------    -----------------
    Net Loss                                                         $      (1,365,968)  $         (118,404)
                                                                      ================    =================

Denominator:
   Weighted average shares
      outstanding - basic                                                    5,916,153            5,839,230
   Effect of dilutive securities:
      Director and employee stock options                                        3,463                   51
                                                                      ----------------    -----------------
   Denominator for diluted earnings per share -
      adjusted weighted average and assumed conversions                      5,919,616            5,839,281
                                                                      ================    =================


6.   SEGMENT INFORMATION

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

Segment information for the twelve weeks ended March 24, 2002 is as follows:



                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    13,463,593  $      381,886    $      339,275   $  14,184,754
Intersegment revenues                                             -         572,829                 -         572,829
General and
   administrative expenses                                        -               -           983,162         983,162
Advertising expenses                                              -               -           453,915         453,915
Depreciation and
   amortization                                             374,613          18,831            63,875         457,319
Net interest expense                                              -          35,292           198,786         234,078
Income (loss) before income taxes and
 cumulative effect of a change in accounting
 principle                                                1,557,766          13,300        (1,324,985)        246,081


Segment information for the three months ended March 31, 2001 is as follows:



                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    13,651,652  $      455,747    $      526,865   $  14,634,264
Intersegment revenues                                             -         683,620                 -         683,620
General and
   administrative expenses                                        -               -         1,102,367       1,102,367
Advertising expenses                                              -               -           458,512         458,512
Depreciation and
   amortization                                             452,916          26,649            95,002         574,567
Net interest expense                                              -          44,025           337,999         382,024
Income (loss) before income taxes                         1,170,783          29,959        (1,377,466)       (176,724)

7.  INVESTMENT IN TW-SPRINGHURST

During the year ended December 31, 2000, the Company made a $200,000 investment in TW-Springhurst, LLC ("TW-Springhurst"), the owner and operator of a Tumbleweed restaurant in Louisville, Kentucky. During the three months ended March 31, 2001, the Company received a cash distribution of $60,000 from TW-Springhurst. Through December 31, 2001, the Company had a 50% interest with the remaining 50% held by TW-Springhurst Investors, LLC. A current and former director of the Company own TW-Springhurst Investors, LLC. The Company's share of TW-Springhurst's net income was $12,683 for the three months ended March 31, 2001. On January 1, 2002, the Company acquired the remaining 50% interest held by TW-Springhurst Investors for $267,000. The Company also assumed TW-Springhurst, LLC's note payable to a bank which had a balance of approximately $161,000 on the date of purchase. An independent business valuation appraisal was used to assist Company management in determining the purchase price. The purchase price has been allocated as follows:



Assets and liabilities acquired:
  Inventory                         $       55,674
  Property and equipment                   317,601
  Deposits                                   1,200
  Other                                      5,677
  Note payable                           (161,394)
                                     -------------
                                           218,758
Investment in TW-Springhurst             (126,415)
Goodwill                                   174,657
                                     -------------
                                    $      267,000
                                     =============


8.  ACQUISITION OF INTERNATIONAL

On January 1, 2002, the Company purchased certain assets from Tumbleweed International, LLC ("International") for $1.5 million from TW-International Investors, Inc. and Chi-Chi's International Operations, Inc. ("CCIO"). CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW-International Investors, Inc. include three current directors of the Company. The acquisition gives the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW-International Investors, Inc. and has issued 76,923 shares of its common stock to CCIO. The Company will also enter into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

The transaction was accounted for as a purchase and the purchase price was allocated to the intangible assets acquired - the Tumbleweed international licensing rights and existing franchise contracts. The allocation of the purchase price is tentative pending completion of the valuation of the intangible assets.


Note payable                        $    1,397,968
Common stock                                   769
Paid-in capital                             99,229
                                     -------------
                                    $    1,497,966
                                     =============
Intangible assets:
   Tumbleweed licensing rights      $    1,427,966
   Contracts in place                       70,000
                                     -------------
                                    $    1,497,966
                                     =============

9.  INCOME TAXES

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the twelve weeks ended March 24, 2002 and the three months ended March 31, 2001 have been provided for at an estimated effective tax rate of 44% and 33%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits and state income taxes.

10.  CONTINGENCIES

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

On February 28, 2002, the Company entered into a Confidential Settlement Agreement and Mutual Release (the "Settlement Agreement") which resolved the Tennessee Litigation, the Morris and Greene Lawsuit and related matters. The Settlement Agreement provided for a cash payment by the Company to the bank holding the TW-Tennessee line of credit of $75,000 and the execution of a promissory note, payable to the bank, in the face amount of $300,000. In addition, subject to certain conditions, the Company will pay to the bank an additional amount of up to $200,000 in the event Tumbleweed International, LLC successfully sells regional international licenses and receives proceeds in excess of the $1,400,000 in indebtedness assumed by the Company in connection with its acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC (see Note 8). The completion of the acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC is included in the Settlement Agreement.

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

In the fourth quarter of 2001, as a result of the settlement discussions, the Company increased a reserve established in 2000 by the additional amount of $565,000, for a total of $1,290,000, of which approximately $1,140,000 had been paid out as of March 24, 2002. The Company increased this reserve to cover its portion of the settlement payments to the bank holding the TW-Tennessee line of credit and pay related costs, including legal expenses. The reserve also includes an additional charge for the equipment lease which the Company expects to assume, and for payments made by the Company in 2001 on other lease financing claims related to TW-Tennessee. The Company's management believes it will not incur significant additional losses in connection with these matters.

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

As of March 24, 2002, we owned, franchised or licensed 59 Tumbleweed restaurants. The Company owned and operated 32 restaurants in Kentucky, Indiana and Ohio. There were 21 franchised restaurants in Indiana, Illinois, Kentucky, Wisconsin, Virginia and Michigan, and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey.

During the first quarter of 2002, the Company closed four Company-owned restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. On January 1, 2002, the Company purchased from its joint venture partner the remaining 50% interest in a restaurant location. See Note 7 for a further discussion of this transaction.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.

                                                            Twelve Weeks    Three Months
                                                               Ended            Ended
                                                              March 24        March 31
                                                                2002            2001
                                                           --------------   -------------
Revenues:
   Restaurant sales                                                  94.9  %         93.3  %
   Commissary sales                                                   2.7             3.1
   Franchise fees and royalties                                       1.8             2.3
   Other revenues                                                     0.6             1.3
                                                           --------------   -------------
     Total revenues                                                 100.0           100.0
Operating expenses:
   Restaurant cost of sales (1)                                      30.2            32.1
   Commissary cost of sales (2)                                      90.8            87.2
   Operating expenses (1)                                            54.9            55.2
   Selling, general and administrative expenses                      10.1            10.7
   Depreciation and amortization                                      3.2             3.9
     Total operating expenses                                        96.6            98.7
                                                           --------------   -------------
     Income from operations                                           3.4             1.3
Other expense, net                                                   (1.7)           (2.5)
                                                           --------------   -------------
Income (loss) before income taxes and cumulative
    effect of a change in accounting principle                        1.7            (1.2)
Provision (benefit) for income taxes - current
   and deferred                                                       0.7            (0.4)
                                                                            -------------
Income (loss) before cumulative effect of a
   change in accounting principle                                     1.0            (0.8)
Cumulative effect of a change in accounting
   principle, net of tax                                            (10.6)              -
                                                           --------------   -------------
Net  loss                                                            (9.6) %         (0.8)%
                                                           ==============   =============


 (1)   As percentage of restaurant sales.
 (2)   As percentage of commissary sales.

COMPARISON OF THE FIRST QUARTER OF 2002 AND 2001

Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. The first quarter of 2002 consists of 83 days compared to 90 days in 2001. On an overall basis, revenues and expenses decreased as a result of 7 fewer days in the first quarter of 2002 compared to the first quarter of 2001.

Total revenues decreased by $431,865 or 3.0% for the first quarter of 2002 compared to the same period in 2001 primarily as a result of the following:

   Restaurant sales decreased by $188,059 or 1.4% for the first quarter of 2002 compared to the same period in 2001. The decrease in restaurant sales is primarily a result of the Company's change in its fiscal year, as discussed above. The decrease in restaurant sales is partially offset by a 3.1% increase in same store sales for the first quarter.

   Commissary sales to franchised and licensed restaurants decreased by $73,861 or 16.2% for the first quarter of 2002 compared to the same period in 2001. The decrease in commissary sales is primarily a result of the Company's change in its fiscal year, as discussed above.

   Franchise fees and royalties decreased by $86,598 or 25.7% for the first quarter of 2002 compared to the same period in 2001. Franchise income decreased $70,000 primarily as a result of having two franchise restaurant openings in the first quarter of 2001 compared to no franchise restaurant openings during the first quarter of 2002.

   Royalty income decreased $16,598 primarily as a result of the Company's change in its fiscal year, as discussed above.

   Other revenues decreased by $100,992 or 53.0% for the first quarter of 2002 compared to the same period in 2001 primarily due to a decrease in insurance proceeds which relate to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. Other revenues includes $100,000 of insurance proceeds for the first quarter of 2001. There was no similar income in the first quarter of 2002.

Restaurant cost of sales decreased by $305,798 or 7.0% for the first quarter of 2002 compared to the same period in 2001. The decrease in restaurant cost of sales is primarily a result of the Company's change in its fiscal year, as discussed above. Restaurant cost of sales decreased as a percentage of sales by 1.9% to 30.2% for the first quarter of 2002 compared to 32.1% during the same period in 2001. The 1.9% decrease in cost of sales is primarily the result of a temporary increase in the cost of beef and pork (primarily steaks and ribs, respectively) during the first part of 2001.

Commissary cost of sales decreased $50,582 or 12.7% for the first quarter of 2002 compared to the same period in 2001. The decrease in commissary cost of sales is due primarily to decreased sales of Mexican products produced by the commissary. As a percentage to commissary sales, commissary cost of sales increased 3.6% for the first quarter of 2002 compared to the same period in 2001 as a result of higher raw material product costs.

Restaurant operating expenses decreased by $139,622 or 1.9% for the first quarter of 2002 compared to the same period in 2001. The decrease in operating expenses is primarily a result of the Company's change in its fiscal year, as discussed above. Operating expenses decreased as a percentage of restaurant sales by 0.3% to 54.9% for the first quarter of 2002 from 55.2% for the same period in 2001.

Selling, general and administrative expenses decreased by $123,802 or 7.9% for the first quarter of 2002 compared to the same period in 2001. The decrease in selling, general and administrative expenses for the first quarter is due to the fact that the first quarter of 2001 includes the cost of implementing a new menu of approximately $95,000. There was no similar expense in 2002. The decrease in selling, general and administrative expenses is also attributable to decreased payroll costs as a result of the elimination of several positions in the corporate segment. As a percentage to total revenues, selling, general and administrative expenses were 10.1% and 10.7% for the first quarter of 2002 and 2001, respectively.

Depreciation and amortization expense decreased $117,248 or 20.4% for the first quarter of 2002 compared to the same period in 2001 as a result of goodwill no longer being amortized in accordance with SFAS No. 142, and the write-down of assets in the fourth quarter of 2001 (see above for discussion of both items). The decrease in depreciation and amortization expense is also attributed to the Company's change in its fiscal year, as discussed above.

Net interest expense decreased $147,946 or 38.7% for the first quarter of 2002 compared to the same period in 2001. The decrease in net interest expense for the first quarter is the result of decreases in the prime interest rate during 2001.

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the twelve weeks ended March 24, 2002 and the three months ended March 31, 2001 have been provided for at an estimated effective tax rate of 44% and 33%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits and state income taxes.

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

Our capital needs during the period ended March 24, 2002 arose from maintenance and improvement of existing restaurant facilities. The source of capital to fund the maintenance and improvement expenditures was internally generated cash flow. Our capital needs for the period ended March 31, 2001 arose from the reconstruction of a restaurant facility which was damaged by fire during June 2000, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was insurance proceeds received during 2000. The maintenance and improvement expenditures were funded by internally generated cash flow.

The table below provides certain information regarding our sources and uses of cash for the periods presented.



                                            Twelve Weeks        Three Months
                                               Ended                Ended
                                             March 24,            March 31,
                                                2002                2001
                                          ----------------    -----------------
Net cash provided by operations          $         512,122   $          914,859
Purchases of property and equipment                (72,202)            (815,191)
Business acquisition                              (267,000)                   -
Net borrowings (payments) on long-term
   debt and capital lease obligations             (212,360)            (440,398)

Our largest use of funds during the first quarter of 2002 was for the payment of long-term debt and capital lease obligations and for the acquisition of the remaining 50% interest in TW-Springhurst. Our largest use of funds during the first quarter of 2001 was for the reconstruction of a restaurant facility which was damaged by fire during 2000 and for payments on long-term debt and capital lease obligations. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

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

Beginning in 2001, the Company had settlement discussions with the bank holding the TW-Tennessee line of credit, the other guarantors of that line of credit and certain of the shareholders of TW International Investors, Inc. and TWI- B, Inc. regarding the resolution of the Tennessee Litigation and related matters.

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

As a result of the Settlement Agreement, the Tennessee Litigation was dismissed. In addition, the parties to the settlement, including certain Directors of the Company (George Keller, David M. Roth and Minx M. Auerbach), granted mutual releases to one another regarding all matters, other than those specifically excluded. Among the matters excluded from the mutual release contained in the Settlement Agreement are claims asserted by the holder of the equipment leases granted to TW-Tennessee relative to guarantees by the Company and others, including David M. Roth, a Director of the Company, relative to such equipment leases. The Company is in negotiation with the bank under the equipment leases and the other guarantors to resolve the Company's obligations relative to the equipment leases. The Company believes that it will be obligated to assume and pay one of the equipment leases totaling approximately $125,000 and will remain contingently liable on two other equipment leases which the Company believes will be assumed and paid by other guarantors. These negotiations are ongoing and no agreement has been reached. If no agreement is reached, the Company would have additional exposure totaling approximately $180,000. In the fourth quarter of 2001, as a result of the settlement discussions, the Company increased a reserve established in 2000 by the additional amount of $565,000, for a total of $1,290,000, of which approximately $1,140,000 had been paid out as of March 24, 2002. The Company increased this reserve to cover its portion of the settlement payments to the bank holding the TW-Tennessee line of credit and pay related costs, including legal expenses. The reserve also includes an additional charge for the equipment lease which the Company expects to assume, and for payments made by the Company in 2001 on other lease financing claims related to TW-Tennessee. The Company's management believes it will not incur significant additional losses in connection with these matters.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects the demand on future liquidity to be principally from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of March 24, 2002, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities. We will utilize mortgage, sale/leaseback and/or landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants we plan to open in 2002. The remaining costs will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans through 2002. Should our actual results of operations fall short of, or our rate of expansion significantly exceed plans, or should our costs of capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

The Company has a $5,960,000 mortgage revolving line of credit with a bank. As of March 24, 2002, we had outstanding borrowings under the line of credit of $5,591,148. The note bears interest at the prime rate plus .25% (5.0% at March 24, 2002) and is due December 31, 2003. The Company also has a $975,000 mortgage revolving line of credit with a bank. As of March 24, 2002, we had outstanding borrowings under the line of credit of $964,868. The note bears interest at the prime rate plus 2.0% (6.75% at March 24, 2002). The note matures April 1, 2003. Both of the revolving lines of credit impose restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

OTHER EVENTS

Beginning January 1, 2002, the Company implemented a 401(k) plan. All employees who are at least 21 years of age with one year of service in which they worked a minimum of 1,000 hours are eligible. An employee can contribute up to 15% of their gross salary. The Company will match 25% of the first 4% an employee contributes. The employee becomes vested in the Company contribution based on a five-year vesting schedule.

The Company has been notified by Nasdaq that it has not met the minimum public float requirement of $5 million over 30 consecutive trading days as required by Nasdaq's National Market rules. Nasdaq has given the Company until May 15, 2002 to regain compliance. The Company will not regain compliance by May 15, 2002 which will cause Nasdaq to delist the Company's securities from Nasdaq's National Market System. The Company is currently evaluating its options.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company is exposed to interest rate changes primarily as a result of variable rate debt instruments. As of March 24, 2002, approximately $11,300,000 of the Company's debt bore interest at variable rates. A 1% change in the variable interest rate on this debt equates to an approximate $100,000 change in interest for a twelve month period.

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

In the fourth quarter of 2001, as a result of the settlement discussions, the Company increased a reserve established in 2000 by the additional amount of $565,000, for a total of $1,290,000, of which approximately $1,140,000 had been paid out as of March 24, 2002. The Company increased this reserve to cover its portion of the settlement payments to the bank holding the TW-Tennessee line of credit and pay related costs, including legal expenses. The reserve also includes an additional charge for the equipment lease which the Company expects to assume, and for payments made by the Company in 2001 on other lease financing claims related to TW-Tennessee. The Company's management believes it will not incur significant additional losses in connection with these matters.

ITEM 6.   EXHIBITS AND REPORTS ON FORM

     (a)  Exhibits  - None

     (b)  Reports on Form 8-K

     Tumbleweed, Inc. (the Company) filed Form 8-K on March 7, 2002 to report under Item 5 the following items: a) a settlement agreement with the Bank of Louisville had been finalized and the reserve for loss contingencies was increased $565,000; b) a fourth quarter pre-tax charge of $4.3 million in special charges related to the impairment of six restaurants; c) the Company expected to write off goodwill of $2.3 million to comply with a new accounting standard; and d) the resignation of John A. Butorac, Jr. as a Director of the Company.

     Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Dated:       May 7, 2002                                Tumbleweed, Inc.

                                               By:  /s/   Glennon F. Mattingly
                                                          --------------------
                                                        Glennon F. Mattingly
                                                        Senior Vice President
                                                        Chief Financial Officer