Form 10-Q
period 2002-06-16
TUMBLEWEED INC
filed 2002-07-31
CIK 1064535

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

                  For the quarterly period ended June 16, 2002

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

The number of shares of common stock, par value of $.01 per share, outstanding on July 12, 2002 was 5,916,153.

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                          PAGE
  Item 1.   Financial Statements (Unaudited)

      a)    Consolidated Statements of Operations for the twenty-four
            weeks and twelve weeks ended June 16, 2002 and the six
            months and three months ended June 30, 2001                      3
      b)    Consolidated Balance Sheets as of June 16, 2002 and
            December 31, 2001                                                4
      c)    Consolidated Statements of Cash Flows for the twenty-four
            weeks ended June 16, 2002 and the six months ended
            June 30, 2001                                                    5
      d)    Notes to Consolidated Financial Statements                       6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           14


  Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk                                                   20


PART II.    OTHER INFORMATION

  Item 1.     Legal Proceedings                                             21
  Item 6.     Exhibits and Reports on Form 8-K                              21

Signature                                                                   22



                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                        Twenty-Four        Six Months       Twelve Weeks     Three Months
                                                        Weeks Ended          Ended             Ended             Ended
                                                          June 16,          June 30,          June 16,         June 30,
                                                            2002              2001              2002             2001
                                                      ----------------   --------------   ----------------  ---------------
Revenues:
    Restaurant sales                                 $      26,559,567  $    27,744,945  $      13,095,974 $     14,093,293
    Commissary sales                                           796,479          917,058            414,593          461,311
    Franchise fees and royalties                               541,557          657,607            291,709          321,161
    Other revenues                                             294,890          260,699            205,462           70,280
                                                      ----------------   --------------   ----------------  ---------------

Total revenues                                              28,192,493       29,580,309         14,007,738       14,946,045

Operating expenses:
    Restaurant cost of sales                                 8,055,402        8,823,012          3,982,795        4,444,606
    Commissary cost of sales                                   711,597          800,233            364,662          402,717
    Operating expenses                                      14,660,313       15,172,415          7,269,656        7,642,136
    Selling, general and administrative expenses             2,847,591        3,025,240          1,410,514        1,464,361
    Depreciation and amortization                              909,861        1,169,943            452,542          595,375
                                                      ----------------   --------------   ----------------  ---------------

Total operating expenses                                    27,184,764       28,990,843         13,480,169       14,549,195
                                                      ----------------   --------------   ----------------  ---------------

Income from operations                                       1,007,729          589,466            527,569          396,850

Other income (expense):
    Interest expense, net                                     (464,472)        (725,014)          (230,394)        (342,990)
    Equity in income of TW-Springhurst                               -           33,902                  -           21,219
                                                      ----------------   --------------   ----------------  ---------------

Total other expense                                           (464,472)        (691,112)          (230,394)        (321,771)
                                                      ----------------   --------------   ----------------  ---------------

Income (loss) before income taxes and cumulative
     effect of a change in accounting  principle               543,257         (101,646)           297,175           75,079
Provision (benefit) for income taxes - current and                              (30,494
     deferred                                                  239,036                 )           130,757           27,828
                                                      ----------------   --------------   ----------------  ---------------

Income (loss) before cumulative effect of a change
     in accounting principle                                   304,221          (71,152)           166,418           47,251
Cumulative effect of a change in accounting
   principle, net of tax ($845,873)                         (1,503,773)               -                  -                -
                                                      ----------------   --------------   ----------------  ---------------
Net income (loss)                                    $      (1,199,552)  $      (71,152)  $        166,418 $         47,251
                                                      ================   ==============   ================  ===============

Basic and diluted earnings (loss) per share:
     Income (loss) before cumulative effect of a
      change in accounting principle                 $            0.05  $         (0.01)  $           0.03 $           0.01
     Cumulative effect of a change in accounting
        principle,net of tax                                     (0.25)               -                  -                -
                                                      ----------------   --------------   ----------------  ---------------
    Net income (loss)                                $           (0.20)  $        (0.01)  $           0.03 $           0.01
                                                      ================   ==============   ================  ===============


See accompanying notes.



                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                                           June 16,
                                                                             2002              December 31,
                                                                         (Unaudited)               2001
                                                                        --------------        --------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $       331,852       $       757,266
   Accounts receivable, net of allowance of $4,202
      in 2001                                                                  681,134               350,586
   Inventories                                                               1,831,426             1,785,481
   Deferred income taxes                                                             -               123,318
   Prepaid expenses and other assets                                           562,787               517,280
                                                                        --------------        --------------
Total current assets                                                         3,407,199             3,533,931
Property and equipment, net                                                 28,112,710            28,380,038
Goodwill, net of accumulated amortization of
   $723,897 in 2001                                                            174,657             2,349,646
Intangible assets                                                            1,497,966                     -
Investment in TW-Springhurst                                                         -               126,415
Deferred income taxes                                                          833,865                     -
Other assets                                                                   645,786               507,320
                                                                        --------------        --------------
Total assets                                                           $    34,672,183       $    34,897,350
                                                                        ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $     1,585,620       $     1,269,967
   Accrued liabilities                                                       2,951,839             3,542,511
   Deferred income taxes                                                       299,105                     -
   Current maturities on long-term
     debt and capital leases                                                 4,402,265             1,601,374
                                                                        --------------        --------------
Total current liabilities                                                    9,238,829             6,413,852

Long-term liabilities:
   Long-term debt, less current maturities                                  10,308,774            11,843,939
   Capital lease obligations, less current maturities                        1,660,111             1,989,820
   Deferred income taxes                                                             -                30,716
   Other liabilities                                                            65,000               120,000
                                                                        --------------        --------------
Total long-term liabilities                                                 12,033,885            13,984,475
                                                                        --------------        --------------
Total liabilities                                                           21,272,714            20,398,327

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                                 -                     -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,916,153 and 5,881,630 shares issued
     at June 16, 2002 and December 31, 2001, respectively                       59,587                58,818
   Paid-in capital                                                          16,393,235            16,294,006
   Treasury stock, 42,400 shares                                              (254,695)             (254,695)
   Retained deficit                                                         (2,798,658)           (1,599,106)
                                                                        --------------        --------------
     Total stockholders' equity                                             13,399,469            14,499,023
                                                                        --------------        --------------
Total liabilities and stockholders' equity                             $    34,672,183       $    34,897,350
                                                                        ==============        ==============


See accompanying notes.


                                Tumbleweed, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                          Twenty-Four          Six Months
                                                                          Weeks Ended            Ended
                                                                           June 16,             June 30,
                                                                             2002                 2001
                                                                       -----------------    ----------------

Operating activities:
   Net loss                                                           $       (1,199,552)  $         (71,152)
   Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization                                            909,861           1,169,943
        Deferred income taxes                                                   (442,158)            235,341
        Equity in income of TW-Springhurst                                             -             (33,902)
        Loss on disposition of property and equipment                             42,107              18,567
        Cumulative effect of a change in accounting principle                  2,349,646                   -
        Changes in operating assets and liabilities:
          Accounts receivable                                                   (329,673)            291,022
          Income tax receivable                                                 (102,285)            (62,600)
          Inventories                                                              9,729            (247,445)
          Prepaid expenses                                                        49,350              74,968
          Other assets                                                          (143,624)             17,720
          Accounts payable                                                       317,739             306,218
          Accrued liabilities                                                   (590,672)           (562,566)
          Other liabilities                                                      (55,000)            (20,000)
                                                                       -----------------    ----------------
Net cash provided by operating activities                                        815,468           1,116,114

Investing activities:
    Purchases of property and equipment                                         (350,537)           (836,211)
   Business acquisition                                                         (267,000)                  -
   Distribution from TW-Springhurst                                                    -              73,500
                                                                       -----------------    ----------------
Net cash used in investing activities                                           (617,537)           (762,711)

Financing activities:
   Proceeds from issuance of long-term debt                                    1,037,000           2,979,120
   Payments on long-term debt and capital lease obligations                   (1,660,345)         (3,417,340)
                                                                       -----------------    ----------------
Net cash used in investing activities                                           (623,345)           (438,220)
                                                                       -----------------    ----------------

Net decrease in cash and cash equivalents                                       (425,414)            (84,817)

Cash and cash equivalents at beginning of period                                 757,266             281,829
                                                                       -----------------    ----------------
Cash and cash equivalents at end of period                            $          331,852   $         197,012
                                                                       =================    ================





See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 16, 2002


1.  BASIS OF PRESENTATION

RESTAURANT FACILITIES

As of June 16, 2002, the Company owned, franchised or licensed 57 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 20 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, and Wisconsin and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey. The following table reflects changes in the number of Company- owned, franchise and licensed restaurants during the twenty-four weeks ended June 16, 2002.


Company-owned restaurants:
     In operation, beginning of period                    36
     Restaurants opened                                    0
     Restaurant sold to franchisee                        (1)
     Restaurants closed                                   (4)
                                                   ---------
     In operation, end of period                          31

Franchise and licensed restaurants:
     In operation, beginning of period                    29
     Restaurants opened                                    0
     Restaurant purchased from Tumbleweed, Inc.            1
     Restaurants closed                                   (4)
                                                   ---------
     In operation, end of period                          26
                                                   ---------
         System Total                                     57
                                                   =========

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

During the second quarter of 2002, the Company sold one of its restaurant locations to a franchisee. This was in accordance with the Company's plan it established in the fourth quarter of 2001. In connection with the plan, the Company had taken a charge to earnings in accordance with SFAS No. 121, "Impairment of Long-Lived Assets." The personal property had no value on the books of the Company as a result of this special charge. The franchisee assumed the building lease and purchased the inventory for $11,000.

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

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of a change in accounting principle and normal recurring accruals, which are necessary for a fair presentation. The results of operations for the twenty-four weeks and twelve weeks ended June 16, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

FISCAL YEAR

Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. The first three quarters of each fiscal year, beginning in 2002, consist of 12 weeks and the fourth quarter consists of 16 weeks. The first two quarters of 2002 consists of 167 days compared to 181 days in 2001 which resulted in lower revenues of approximately $2,230,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting
Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002 and determined that SFAS No. 144 had no impact on its financial position and results of operations.

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

If the Company had accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (loss) and income (loss) per share would have been as follows:


                                           Twenty-Four          Six Months        Twelve Weeks      Three Months
                                           Weeks Ended            Ended              Ended             Ended
                                             June 16,            June 30,           June 16,          June 30,
                                               2002                2001               2002              2001
                                          --------------     ----------------  -----------------   --------------

Net income (loss)                        $    (1,199,552)   $         (71,152) $         166,418  $        47,251
Add back:
    Goodwill amortization, net of tax                  -               70,126                  -           35,063
                                          --------------     ----------------  -----------------   --------------
Adjusted net income (loss)               $    (1,199,552)   $          (1,026) $         166,418  $        82,314
                                          ==============     ================  =================   ==============

Basic and diluted loss per share:
    Net income (loss)                    $         (0.20)   $           (0.01) $            0.03  $          0.01
    Goodwill amortization, net of tax                  -                 0.01                  -             0.00
                                          --------------     ----------------  -----------------   --------------
    Adjusted net income (loss)           $         (0.20)   $            0.00  $            0.03  $          0.01
                                          ==============     ================  =================   ==============



The following table sets forth the Company's goodwill transactions in the first quarter of 2002. All transactions occurred in the restaurant segment.


Balance as of January 1, 2002                              $      2,349,646
Goodwill acquired in the TW-Springhurst acquisition                 174,657
Impairment loss                                                  (2,349,646)
                                                             --------------
Balance as of June 16, 2002                                $        174,657
                                                             ==============

The Company acquired Tumbleweed International, LLC (see Note 8) during the first quarter of 2002, which resulted in the acquisition of an intangible asset in the amount of $1,497,966 and is included in the corporate segment.

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:


                                                                 June 16,          December 31,
                                                                   2002                2001
                                                              ---------------     --------------

Accrued payroll, severance and related taxes                 $      1,007,780    $       946,545
Accrued insurance and fees                                            220,714            192,978
Accrued taxes, other than payroll                                     770,756            683,449
Gift certificate liability                                            250,561            475,914
Reserve for loss on guarantees of indebtedness                         95,157            565,000
Reserve for store closing costs                                       410,228            601,186
Other                                                                 196,643             77,439
                                                              ---------------     --------------
                                                             $      2,951,839    $     3,542,511
                                                              ===============     ==============

4.   LONG-TERM DEBT

Long-term debt consists of:


                                                                June 16,          December 31,
                                                                  2002                2001
                                                             ---------------     ---------------
Secured  $5,960,000  mortgage revolving line of credit
note, bearing interest at prime rate plus .25% (5.0% at
June 16, 2002), due December 31, 2003                       $      5,501,148    $      5,726,148

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65% (4.41% at June 16,
2002), due April 1, 2003                                           2,204,550           2,299,567

Secured  mortgage note payable,  bearing  interest at
7.50%,  payable in monthly installments through
January 22, 2007 with a lump sum payment due February
22, 2007                                                           1,386,966                   -

Secured mortgage note payable,  bearing interest at prime
rate plus 1% (5.75% at June 16, 2002), payable in monthly
installments through October 1, 2017                                 989,861           1,009,847



                              (Continued next page)








4.   LONG-TERM DEBT (continued)


                                                                June 16,          December 31,
                                                                  2002                2001
                                                             ---------------     ---------------


Secured mortgage note payable, bearing interest at 8.75%,
payable in monthly installments through February 15, 2008   $        860,553    $        881,933


Secured  $975,000  mortgage  revolving line of credit
note,  bearing interest at prime rate plus 2.0% (6.75%
at June 16, 2002), due April 1, 2003                                 924,868             964,868

Secured mortgage note payable, bearing interest at prime
rate (4.75% at June 16, 2002), payable in monthly
installments through March 1, 2006                                   594,454             613,632

Secured  mortgage note payable,  bearing interest at prime
rate plus 1.25% (6.0% at June 16), payable in monthly
installments through November 27, 2016                               540,625             559,375

Secured mortgage note payable, bearing interest at 10.52%,
payable in monthly installments through August 18, 2005              378,119             417,937

Unsecured note payable bearing interest at 7.50%, due
February 22, 2007                                                    292,663                   -

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65% (4.41% at June 16,
2002), due April 1, 2003                                             224,611             224,611

Other installment notes payable                                      359,802             206,167
                                                             ---------------     ---------------

                                                                  14,258,220          12,904,085
Less Current maturities                                            3,949,446           1,060,146
                                                             ---------------     ---------------
Long-term debt                                              $     10,308,774    $     11,843,939
                                                             ===============     ===============


Property and equipment with a net book value of approximately $21,550,000 at June 16, 2002 collateralize the Company's long-term debt.

In accordance with the loan agreement, the $975,000 mortgage revolving line of credit note was reduced to $925,000 on June 30, 2002.

The Company was in violation of the debt coverage ratio covenant related to the revolving lines of credit (balances as of June 16, 2002 were $5,501,148 and $924,868) as of June 16, 2002. The covenant violation resulted primarily from the amount of the current maturities of debt. The lenders have waived the debt covenant violation as of June 16, 2002. The Company is currently seeking financing which would replace the majority of the Company's debt. There can be no assurances that this financing will be obtained or that such financing will be available on terms acceptable to the Company. If the refinancing is not obtained by the end of the third quarter, it is uncertain at this time if the Company will be in compliance with the debt coverage ratio covenant in future periods as a result of the current maturities of debt. If it does not comply with the covenants in future periods, the lenders would be entitled, at their discretion, to exercise certain remedies including acceleration of repayment.

5.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the twenty- four weeks and twelve weeks ended June 16, 2002 and the six months and three months ended June 30, 2001 in accordance with FAS 128, "Earnings per Share."


                                                Twenty-Four      Six Months       Twelve Weeks      Three Months
                                                Weeks Ended         Ended             Ended            Ended
                                                  June 16,        June 30,          June 16,          June 30,
                                                    2002            2001              2002              2001
                                               --------------   -------------    ---------------  ----------------
Numerator:
    Income (loss) before cumulative effect of
     a  change in accounting principle        $       304,221  $      (71,152)  $        166,418 $          47,251
    Cumulative effect of a change in
     accounting principle, net of tax              (1,503,773)              -                  -                 -
                                               --------------   -------------    ---------------  ----------------
    Net income (loss)                         $    (1,199,552)  $     (71,152)  $        116,418 $          47,251
                                               ==============   =============    ===============  ================

Denominator:
   Weighted average shares
      outstanding - basic                           5,916,153       5,839,230          5,916,153         5,839,230
   Effect of dilutive securities:
      Director and employee stock options               3,577             329              3,064               259
                                               --------------   -------------    ---------------  ----------------
   Denominator for diluted earnings per share
   - adjusted weighted average and assumed
     conversions                                    5,919,730       5,839,559          5,919,217         5,839,489
                                               ==============   =============    ===============  ================


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

Segment information for the twenty-four weeks ended June 16, 2002 is as follows:



                                             Restaurant       Commissary        Corporate         Totals
                                            -------------   ---------------   --------------   ------------
Revenues from external
   customers                              $    26,559,567  $        796,479  $       836,447  $  28,192,493
Intersegment revenues                                   -         1,194,719                -      1,194,719
General and
   administrative expenses                              -                 -        1,956,234      1,956,234
Advertising expenses                                    -                 -          891,357        891,357
Depreciation and
   amortization                                   745,986            37,662          126,213        909,861
Net interest expense                                    -            70,584          393,888        464,472

Income (loss) before income taxes
   and cumulative effect of a change in
   accounting principle                         2,816,112            41,584       (2,314,439)       543,257

                                       10

Segment information for the six months ended June 30, 2001 is as follows:


                                             Restaurant       Commissary        Corporate         Totals
                                            -------------   ---------------   -------------    ------------
Revenues from external
   customers                              $    27,744,945  $        917,058  $      918,306   $  29,580,309
Intersegment revenues                                   -         1,375,587               -       1,375,587
General and
   administrative expenses                              -                 -       2,093,059       2,093,059
Advertising expenses                                    -                 -         932,181         932,181
Depreciation and
   amortization                                   926,782            53,298         189,863       1,169,943
Net interest expense                                    -            88,050         636,964         725,014
Income (loss) before income taxes               2,479,384            60,285      (2,641,315 )      (101,646)

Segment information for the twelve weeks ended June 16, 2002 is as follows::


                                             Restaurant       Commissary        Corporate         Totals
                                            -------------   ---------------   -------------    ------------
Revenues from external
   customers                              $    13,095,974  $        414,593  $      497,171   $  14,007,738
Intersegment revenues                                   -           621,890               -         621,890
General and
   administrative expenses                              -                 -         973,072         973,072
Advertising expenses                                    -                 -         437,442         437,442
Depreciation and
   amortization                                   371,373            18,831          62,338         452,542
Net interest expense                                    -            35,292         195,102         230,394
Income (loss) before income taxes
   and cumulative effect of a
   change in accounting principle               1,316,413            28,284      (1,047,522 )       297,175

Segment information for the three months ended June 30, 2001 is as follows:


                                             Restaurant       Commissary        Corporate         Totals
                                            -------------   ---------------   -------------    ------------
Revenues from external
   customers                              $    14,093,293  $        461,311  $      391,441   $  14,946,045
Intersegment revenues                                   -           691,967               -         691,967
General and
   administrative expenses                              -                 -         990,692         990,692
Advertising expenses                                    -                 -         473,669         473,669
Depreciation and
   amortization                                   473,866            26,649          94,860         595,375
Net interest expense                                    -            44,025         298,965         342,990
Income (loss) before income taxes               1,400,219            30,326      (1,355,466 )        75,079


7.  INVESTMENT IN TW-SPRINGHURST

During the year ended December 31, 2000, the Company made a $200,000 investment in TW-Springhurst, LLC ("TW-Springhurst"), the owner and operator of a Tumbleweed restaurant in Louisville, Kentucky. During the six months ended June 30, 2001, the Company received a cash distribution of $73,500 from TW-Springhurst. Through December 31, 2001, the Company had a 50% interest with the remaining 50% held by TW-Springhurst Investors, LLC. A current and former director of the Company own TW-Springhurst Investors, LLC. The Company's share of TW-Springhurst's net income was $33,902 for the six months ended June 30, 2001. On January 1, 2002, the Company acquired the remaining 50% interest held by TW-Springhurst Investors for $267,000. The Company also assumed TW-Springhurst, LLC's note payable to a bank which had a balance of approximately

$161,000 on the date of purchase. An independent business valuation appraisal was used to assist Company management in determining the purchase price. The purchase price has been allocated as follows:



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
                                     =============


8.  ACQUISITION OF INTERNATIONAL

On January 1, 2002, the Company purchased the ownership interest in Tumbleweed International, LLC ("International") for $1.5 million from TW-International Investors, Inc. and Chi-Chi's International Operations, Inc. ("CCIO"). CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW-International Investors, Inc. include three current directors of the Company. The acquisition gives the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW-International Investors, Inc. and has issued 76,923 shares of its common stock to CCIO. The Company has entered into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

The transaction was accounted for as a purchase and the purchase price was allocated to the intangible assets acquired - the Tumbleweed international licensing rights and existing franchise contracts. The allocation of the purchase price is summarized as follows:


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
                                     =============

9.  INCOME TAXES

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the twenty-four weeks ended June 16, 2002 and the six months ended June 30, 2001 have been provided for at an estimated effective tax rate of 44% and 30%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits and state income taxes.

10.  CONTINGENCIES

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company is in negotiation with the bank under the equipment leases and the other guarantors to resolve the Company's obligations relative to the equipment leases. The Company believes that it will be obligated to assume and pay one of the equipment leases totaling approximately $125,000 and will remain contingently liable on two other equipment leases which the Company believes will be assumed and paid by other guarantors. These negotiations are ongoing and no agreement has been reached. If no agreement is reached, the Company would have additional exposure totaling approximately $180,000. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it expects to assume. The Company's management believes it will not incur significant additional losses in connection with this matter.

11.  SUBSEQUENT EVENT

On July 11, 2002, a Company-owned restaurant in Ohio was destroyed by fire. The Company has insurance which will cover the assets lost in the fire and will also cover the lost profit and continuing expenses as a result of the business interruption. Management does not believe this event will have a material impact on the Company's cash flow.

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

As of June 16, 2002, we owned, franchised or licensed 57 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 20 franchised restaurants in Indiana, Illinois, Kentucky, Wisconsin, and Michigan, and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey.

During the first quarter of 2002, the Company closed four Company-owned restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. On January 1, 2002, the Company purchased from its joint venture partner the remaining 50% interest in a restaurant location. See Note 7 to the consolidated financial statements for a further discussion of this transaction.

During the second quarter of 2002, the Company sold one of its restaurant locations to a franchisee. This was in accordance with the Company's plan it established in the fourth quarter of 2001. In connection with the plan, the Company had taken a charge to earnings in accordance with SFAS No. 121, "Impairment of Long-Lived Assets." The personal property had no value on the books of the Company as a result of this special charge. The franchisee assumed the building lease and purchased the inventory for $11,000.

The following section should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues of certain income statement data, except where noted, for the periods indicated.


                                                   Twenty-Four       Six Months      Twelve Weeks     Three Months
                                                   Weeks Ended         Ended            Ended            Ended
                                                     June 16,         June 30,         June 16,         June 30,
                                                       2002             2001             2002             2001
                                                  --------------   --------------   --------------  ----------------
Revenues:
   Restaurant sales                                         94.2  %          93.8  %          93.5 %            94.3 %
   Commissary sales                                          2.8              3.1              2.9               3.1
   Franchise fees and royalties                              1.9              2.2              2.1               2.1
   Other revenues                                            1.1              0.9              1.5               0.5
                                                  --------------   --------------   --------------  ----------------
     Total revenues                                        100.0            100.0            100.0             100.0
Operating expenses:
   Restaurant cost of sales (1)                             30.3             31.8             30.4              31.5
   Commissary cost of sales (2)                             89.3             87.3             88.0              87.3
   Operating expenses (1)                                   55.2             54.7             55.5              54.2
   Selling, general and administrative expenses             10.1             10.2             10.1               9.8
   Depreciation and amortization                             3.2              4.0              3.2               4.0
     Total operating expenses                               96.4             98.0             96.2              97.3
                                                  --------------   --------------   --------------  ----------------
     Income from operations                                  3.6              2.0              3.8               2.7
Other expense, net                                          (1.7)            (2.3)            (1.7)             (2.2)
                                                  --------------   --------------   --------------  ----------------
Income (loss) before income taxes and cumulative
    effect of a change in accounting principle               1.9             (0.3)             2.1               0.5
Provision (benefit) for income taxes - current
   and deferred                                              0.8             (0.1)             0.9               0.2
                                                  --------------   --------------   --------------  ----------------
Income (loss) before cumulative effect of a
   change in accounting principle                            1.1             (0.2)             1.2               0.3
Cumulative effect of a change in accounting
   principle, net of tax                                    (5.3)               -                -                 -
                                                  --------------   --------------   --------------  ----------------
Net income (loss)                                           (4.2) %          (0.2)%            1.2 %             0.3 %
                                                  ==============   ==============   ==============  ================

 (1)   As percentage of restaurant sales.

 (2)   As percentage of commissary sales.

Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. The first two quarters of 2002 consists of 167 days compared to 181 days in 2001 and the second quarter of 2002 consists of 84 days compared to 91 days in 2001. On an overall basis, revenues and expenses decreased as a result of 14 fewer days in the first two quarters of 2002 compared to the first two quarters of 2001 and seven fewer days in the second quarter of 2002 compared to the second quarter of 2001.

COMPARISON OF THE FIRST TWO QUARTERS OF 2002 AND 2001

Total revenues decreased by $1,387,816 or 4.7% for the first two quarters of 2002 compared to the same period in 2001 primarily as a result of the following:

   Restaurant sales decreased by $1,185,378 or 4.3% for the first two quarters of 2002 compared to the same period in 2001. The decrease in restaurant sales is primarily a result of the Company's change in its fiscal year, the closing of four Company-owned restaurants during the first quarter of 2002 and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 (see above for discussion of all items). The decrease in restaurant sales is partially offset by a 3.6% increase in same store sales for the first twenty-four weeks.

   Commissary sales to franchised and licensed restaurants decreased by $120,579 or 13.2% for the first two quarters of 2002 compared to the same period in 2001. The decrease in commissary sales is primarily a result of the Company's change in its fiscal year, as discussed above.

   Franchise fees and royalties decreased by $116,050 or 17.6% for the first two quarters of 2002 compared to the same period in 2001. Franchise income decreased $110,000 as a result of having three franchise restaurant openings in the first two quarters of 2001 compared to no franchise restaurant openings during the first two quarters of 2002. Royalty income decreased $6,050 primarily as a result of the Company's change in its fiscal year, as discussed above.

   Other revenues increased by $34,191 or 13.1% for the first two quarters of 2002 compared to the same period in 2001 primarily as a result of increased purchasing rebates in 2002 compared to the 2001 period. The increase in other revenues can also be attributed to recognizing as income $55,000 of development fees which were forfeited by a franchisee. The increase in other revenues is partially offset by a decrease in insurance proceeds which relate to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. Other revenues includes $100,000 of insurance proceeds for the 2001 period. There is no similar income in the 2002 period.

Restaurant cost of sales decreased by $767,610 or 8.7% for the first two quarters of 2002 compared to the same period in 2001. The decrease in restaurant cost of sales is primarily a result of the Company's change in its fiscal year, as discussed above. Restaurant cost of sales decreased as a percentage of sales by 1.5% to 30.3% for the 2002 period compared to 31.8% during the same period in 2001. The 1.5% decrease in cost of sales is primarily the result of a temporary increase in the cost of beef and pork (primarily steaks and ribs, respectively) during the first part of 2001.

Commissary cost of sales decreased $88,636 or 11.1% for the first two quarters of 2002 compared to the same period in 2001. The decrease in commissary cost of sales is due primarily to the Company's change in its fiscal year, as discussed above. As a percentage to commissary sales, commissary cost of sales increased 2.0% for the 2002 period compared to the same period in 2001 as a result of higher raw material product costs.

Restaurant operating expenses decreased by $512,102 or 3.4% for the first two quarters of 2002 compared to the same period in 2001. The decrease in operating expenses is primarily a result of the Company's change in its fiscal year, as discussed above. Operating expenses increased as a percentage of restaurant sales by 0.5% to 55.2% for the 2002 period from 54.7% for the same period in 2001 primarily as a result of increased local marketing costs.

Selling, general and administrative expenses decreased by $177,649 or 5.9% for the first two quarters of 2002 compared to the same period in 2001. The decrease in selling, general and administrative expenses primarily is due to the fact that the 2001 period includes the cost of implementing a new menu of approximately $95,000. There was no similar expense in 2002. The decrease in selling, general and administrative expenses is also attributable to decreased payroll costs as a result of the elimination of several positions in the corporate segment. As a percentage to total revenues, selling, general and administrative expenses were 10.1% and 10.2% for the 2002 and 2001 periods, respectively.

Depreciation and amortization expense decreased $260,082 or 22.2% for the first two quarters of 2002 compared to the same period in 2001 as a result of goodwill no longer being amortized in accordance with SFAS No. 142, and the write-down of assets in the fourth quarter of 2001 (see above for discussion of both items). The decrease in depreciation and amortization expense is also attributed to the Company's change in its fiscal year, as discussed above.

Net interest expense decreased $260,542 or 35.9% for the first two quarters of 2002 compared to the same period in 2001. The decrease in net interest expense is the result of decreases in the prime interest rate during 2001.

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the twenty-four weeks ended June 16, 2002 and the six months ended June 30, 2001 have been provided for at an estimated effective tax rate of 44% and 30%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits and state income taxes.

COMPARISON OF THE SECOND QUARTER OF 2002 VERSUS THE SECOND QUARTER OF 2001

Total revenues decreased by $938,307 or 6.3% for the second quarter of 2002 period compared to the same period in 2001 primarily as a result of the following:

   Restaurant sales decreased by $997,319 or 7.1% for the second quarter of 2002 compared to the same period in 2001. The decrease in restaurant sales is a result of the Company's change in its fiscal year, the closing of four Company-owned restaurants during the first quarter of 2002 and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 (see above for discussion of all items). The decrease in restaurant sales is partially offset by a 4.1% increase in same store sales for the second quarter.

   Commissary sales to franchised and licensed restaurants decreased by $46,718 or 10.1% for the second quarter of 2002 compared to the same period in 2001. The decrease in commissary sales is primarily a result of the Company's change in its fiscal year, as discussed above.

   Franchise fees and royalties decreased by $29,452 or 9.2% for the second quarter of 2002 compared to the same period in 2001. Franchise income decreased $35,000 primarily as a result of having one franchise restaurant opening in the second quarter of 2001 compared to no franchise restaurant openings during the second quarter of 2002. The decrease in franchise income is partially offset by a $5,548 increase in royalty income.

   Other revenues increased by $135,182 or 192.3% for the second quarter of 2002 compared to the same period in 2001 as a result of increased purchasing rebates. The increase in other revenues can also be attributed to $55,000 of development fees which were forfeited by a franchisee.

Restaurant cost of sales decreased by $461,811 or 10.4% for the second quarter of 2002 compared to the same period in 2001. The decrease in restaurant cost of sales is a result of the Company's change in its fiscal year, the closing of four Company-owned restaurants during the first quarter of 2002 and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 (see above for discussion of all items). Restaurant cost of sales decreased as a percentage of sales by 1.1% to 30.4% for the second quarter of 2002 compared to 31.5% during the same period in 2001. The 1.1% decrease in cost of sales is primarily the result of a temporary increase in the cost of beef and pork (primarily steaks and ribs, respectively) during the first part of 2001.

Commissary cost of sales decreased $38,055 or 9.4% for the second quarter of 2002 compared to the same period in 2001. The decrease in commissary cost of sales is primarily a result of the Company's change in its fiscal year, as discussed above. As a percentage to commissary sales, commissary cost of sales increased 0.7% for the second quarter of 2002 compared to the same period in 2001 as a result of higher raw material product costs.

Restaurant operating expenses decreased by $372,480 or 4.9% for the second quarter of 2002 compared to the same period in 2001. The decrease in operating expenses is a result of the Company's change in its fiscal year, the closing of four Company-owned restaurants during the first quarter of 2002 and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 (see above for discussion of all items). Operating expenses increased as a percentage of restaurant sales by 1.3% to 55.5% for the second quarter of 2002 from 54.2% for the same period in 2001 primarily as a result of increased repair and maintenance costs and local marketing expenses.

Selling, general and administrative expenses decreased by $53,847 or 3.7% for the second quarter of 2002 compared to the same period in 2001. The decrease in selling, general and administrative expenses for the second quarter is attributable to decreased payroll costs as a result of the elimination of several positions in the corporate segment. As a percentage to total revenues, selling, general and administrative expenses were 10.1% and 9.8% for the second quarter of 2002 and 2001, respectively

Depreciation and amortization expense decreased $142,833 or 24.0% for the second quarter of 2002 compared to the same period in 2001 as a result of goodwill no longer being amortized in accordance with SFAS No. 142, and the write-down of assets in the fourth quarter of 2001(see above for discussion of both items). The decrease in depreciation and amortization expense is also attributed to the Company's change in its fiscal year, as discussed above.

Net interest expense decreased $112,596 or 32.8% for the second quarter of 2002 compared to the same period in 2001. The decrease in net interest expense for the second quarter is the result of decreases in the prime interest rate during 2001.

LIQUIDITY AND CAPITAL RESOURCES

In 2002, the Company expects to construct one additional restaurant facility. Our ability to expand our number of restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond our control. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which we intend to operate. There can be no assurance that we will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that our new restaurants will generate sales revenue or profit margins consistent with those of our existing restaurants, or that these new restaurants will be operated profitably.

Our capital needs during the period ended June 16, 2002 arose from maintenance and improvement of existing restaurant facilities. The source of capital to fund the maintenance and improvement expenditures was internally generated cash flow. Our capital needs for the period ended June 30, 2001 arose from the reconstruction of a restaurant facility which was damaged by fire during June 2000, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was insurance proceeds received during 2000. The maintenance and improvement expenditures were funded by internally generated cash flow.

The table below provides certain information regarding our sources and uses of cash for the periods presented.


                                            Twenty-Four          Six Months
                                            Weeks Ended             Ended
                                              June 16,            June 30,
                                                2002                2001
                                          ----------------    -----------------
Net cash provided by operations          $         815,466   $        1,116,114
Purchases of property and equipment               (350,537)            (836,211)
Business acquisition                              (267,000)                   -
Net payments on long-term
   debt and capital lease obligations             (623,343)            (438,220)

Our largest use of funds during the 2002 period was for the payment of long-term debt and capital lease obligations and for the acquisition of the remaining 50% interest in TW-Springhurst. Our largest use of funds during the 2001 period was for the reconstruction of a restaurant facility which was damaged by fire during 2000 and for payments on long-term debt and capital lease obligations. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company is in negotiation with the bank under the equipment leases and the other guarantors to resolve the Company's obligations relative to the equipment leases. The Company believes that it will be obligated to assume and pay one of the equipment leases totaling approximately $125,000 and will remain contingently liable on two other equipment leases which the Company believes will be assumed and paid by other guarantors. These negotiations are ongoing and no agreement has been reached. If no agreement is reached, the Company would have additional exposure totaling approximately $180,000. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it expects to assume. The Company's management believes it will not incur significant additional losses in connection with this matter.

The  Company  both  owns  and  leases  its  restaurant  facilities.   Management
determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects the demand on future liquidity to be principally from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of June 16, 2002, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities. We will utilize mortgage, sale/leaseback and/or landlord financing, as well as equipment leasing and financing, for a portion of the development cost of the restaurant we plan to open in 2002. The remaining costs will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans through 2002. Should our actual results of operations fall short of, or our rate of expansion significantly exceed plans, or should our costs of capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

The Company has a $5,960,000 mortgage revolving line of credit with a bank. As of June 16, 2002, we had outstanding borrowings under the line of credit of $5,501,148. The note bears interest at the prime rate plus .25% (5.0% at June 16, 2002) and is due December 31, 2003. The Company also has a $975,000 mortgage revolving line of credit with a bank. As of June 16, 2002, we had outstanding borrowings under the line of credit of $924,868. The note bears interest at the prime rate plus 2.0% (6.75% at June 16, 2002). In accordance with the loan agreement, the $975,000 mortgage revolving line of credit note was reduced to $925,000 on June 30, 2002. The note matures April 1, 2003. Both of the revolving lines of credit impose restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

The Company was in violation of the debt coverage ratio covenant related to the revolving lines of credit (balances as of June 16, 2002 were $5,501,148 and $924,868) as of June 16, 2002. The covenant violation resulted primarily from the amount of the current maturities of debt. The lenders have waived the debt covenant violation as of June 16, 2002. The Company is currently seeking financing which would replace the majority of the Company's debt. There can be no assurances that this financing will be obtained or that such financing will be available on terms acceptable to the Company. If the refinancing is not obtained by the end of the third quarter, it is uncertain at this time if the Company will be in compliance with the debt coverage ratio covenant in future periods as a result of the current maturities of debt. If it does not comply with the covenants in future periods, the lenders would be entitled, at their discretion, to exercise certain remedies including acceleration of repayment.

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

During the second quarter of 2002, the Company was notified that its application to list its Common Stock on The Nasdaq SmallCap Market had been approved. The Company's securities were transferred to The Nasdaq SmallCap Market at the opening of business on Tuesday, May 28, 2002 and continues to trade under the symbol of TWED.

On June 3, 2002, a group consisting of Gerald Mansbach, the Company's largest stockholder, Terrance A. Smith, the Company's Chairman, President and Chief Executive Officer, and David M. Roth, a director of the Company, submitted a proposal to the Company's Board of Directors to acquire all the Company's common stock not currently owned by them or others they may invite to join their group. The proposal contemplates a cash tender offer price of $1.75 per share. On June 5, 2002, three additional directors, Minx Auerbach, George Keller and Lewis Bass joined Gerald Mansbach, Terrance A. Smith and David M. Roth in their proposal to acquire all the Company's common stock not owned by their group at a price of $1.75 per share. The group owns approximately 60% of the Company's outstanding common stock.

The Board has appointed a Special Committee of independent directors to evaluate the proposal. The Special Committee has engaged an investment banking firm and a law firm to act as advisors in connection with its review of the tender offer proposal.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company is exposed to interest rate changes primarily as a result of variable rate debt instruments. As of June 16, 2002, approximately $11,050,000 of the Company's debt bore interest at variable rates. A 1% change in the variable interest rate on this debt equates to an approximate $100,000 change in interest for a twelve month period.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company is in negotiation with the bank under the equipment leases and the other guarantors to resolve the Company's obligations relative to the equipment leases. The Company believes that it will be obligated to assume and pay one of the equipment leases totaling approximately $125,000 and will remain contingently liable on two other equipment leases which the Company believes will be assumed and paid by other guarantors. These negotiations are ongoing and no agreement has been reached. If no agreement is reached, the Company would have additional exposure totaling approximately $180,000. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it expects to assume. The Company's management believes it will not incur significant additional losses in connection with this matter.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  - None

(b)      Reports on Form 8-K

         Tumbleweed, Inc. (the Company) filed Form 8-K on May 24, 2002 to report under Item 5 and Item 7, Exhibit 99.1, that the Company's securities were being transferred to The Nasdaq SmallCap Market at the opening of business on Tuesday, May 28, 2002.

         The Company  filed  Form 8-K on June 3, 2002 to report under Item 5 and
         Item 7, Exhibit 99.1, that a group consisting of Gerald Mansbach, the Company's largest stockholder, Terrance A. Smith, the Company's Chairman, President and Chief Executive Officer, and David M. Roth, a director of the Company, submitted a proposal to the Company's Board of Directors to acquire all the Company's stock not currently owned by them or by others they may invite to join their group. The proposal contemplates a cash tender offer price of $1.75 per share.

         The Company  filed  Form 8-K on June 5, 2002 to report under Item 5 and
         Item 7, Exhibit 99.1, that three additional directors were joining the group which had, on June 3, 2002, made a proposal to the Company's Board of Directors to acquire all the Company's stock. The Form 8-K also reported that a Special Committee of independent directors had been appointed by the Board to evaluate the proposal.

         Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Dated:       July 30, 2002                            Tumbleweed, Inc.

                                             By:  /s/ Glennon F. Mattingly
                                                      --------------------
                                                      Glennon F. Mattingly
                                                      Vice President
                                                      Chief Financial Officer