Form 10-Q
period 2002-09-08
TUMBLEWEED INC
filed 2002-10-18
CIK 1064535

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

                For the quarterly period ended September 8, 2002

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

The number of shares of common stock, par value of $.01 per share, outstanding on October 14, 2002 was 5,916,153.

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                        PAGE
      Item 1.  Financial Statements (Unaudited)
               a)  Consolidated Statements of Operations for
                   the thirty-six weeks and twelve weeks ended
                   September 8, 2002 and the nine months and three
                   months ended September 30, 2001                         3
               b)  Consolidated Balance Sheets as of September 8,
                   2002 and December 31, 2001                              4
               c)  Consolidated Statements of Cash Flows for the
                   thirty-six weeks ended September 8, 2002 and the
                   nine months ended September 30, 2001                    5
               d)  Notes to Consolidated Financial Statements              6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        14


      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                20


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                       20
      Item 6.     Exhibits and Reports on Form 8-K                        20

Signature                                                                 21

                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                         Thirty-Six        Nine Months      Twelve Weeks     Three Months
                                                        Weeks Ended           Ended            Ended             Ended
                                                        September 8,      September 30,     September 8,     September 30,
                                                            2002              2001              2002             2001
                                                      ----------------   ---------------  ----------------  ---------------
Revenues:
    Restaurant sales                                 $      38,842,539  $     42,111,345 $      12,282,972 $     14,366,401
    Commissary sales                                         1,184,254         1,360,618           387,775          443,560
    Franchise fees and royalties                               842,695           964,761           301,138          307,154
    Other revenues                                             433,857           333,379           138,967           72,680
                                                      ----------------   ---------------  ----------------  ---------------

Total revenues                                              41,303,345        44,770,103        13,110,852       15,189,795

Operating expenses:
    Restaurant cost of sales                                11,734,799        13,221,757         3,679,397        4,398,746
    Commissary cost of sales                                 1,058,016         1,189,510           346,419          389,276
    Operating expenses                                      21,571,863        22,994,702         6,911,550        7,822,287
    Selling, general and administrative expenses             4,058,398         4,612,473         1,210,807        1,587,233
    Depreciation and amortization                            1,356,633         1,769,962           446,772          600,020
                                                      ----------------   ---------------  ----------------  ---------------

Total operating expenses                                    39,779,709        43,788,404        12,594,945       14,797,562
                                                      ----------------   ---------------  ----------------  ---------------

Income from operations                                       1,523,636           981,699           515,907          392,233

Other income (expense):
    Interest expense, net                                     (699,960)       (1,018,271)         (235,488)        (293,257)
    Equity in income of TW-Springhurst                               -            54,531                 -           20,629
                                                      ----------------   ---------------  ----------------  ---------------

Total other expense                                           (699,960)         (963,740)         (235,488)        (272,628)
                                                      ----------------   ---------------  ----------------  ---------------

Income before income taxes and cumulative
     effect of a change in accounting  principle               823,676            17,959           280,419          119,605
Provision for income taxes - current and
     deferred                                                  477,713               898           238,698           31,391
                                                      ----------------   ---------------  ----------------  ---------------

Income before cumulative effect of a change in
     accounting principle                                      345,945            17,061            41,721           88,214
Cumulative effect of a change in accounting
   principle, net of tax ($845,873)                         (1,503,773)                -                 -                -
                                                      ----------------   ---------------  ----------------  ---------------
Net income (loss)
                                                     $      (1,157,828) $         17,061 $          41,721 $         88,214
                                                      ================   ===============  ================  ===============

Basic and diluted earnings (loss) per share:
     Income before cumulative effect of a
     change in accounting principle                  $           0.06   $           0.00 $            0.01 $           0.02
     Cumulative effect of a change in accounting
        principle,net of tax                                    (0.25)                 -                 -                -
                                                      ----------------   ---------------  ----------------  ---------------
    Net income (loss)                                $          (0.19)  $           0.00 $            0.01 $           0,02
                                                      ================   ===============  ================  ===============

See accompanying notes.

                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                                         September 8,
                                                                             2002              December 31,
                                                                         (Unaudited)               2001
                                                                        --------------        --------------
Assets
Current assets:
   Cash and cash equivalents                                           $       271,444       $       757,266
   Accounts receivable, net allowance of $4,202 in 2001                        902,067               350,586
   Inventories                                                               1,815,886             1,785,481
   Deferred income taxes                                                             -               123,318
   Prepaid expenses and other assets                                           521,724               517,280
                                                                        --------------        --------------
Total current assets                                                         3,511,121             3,533,931
Property and equipment, net accumulated depreciation of
   $8,532,905 in 2002 and $7,410,775 in 2001                                27,682,243            28,380,038
Goodwill, net of accumulated amortization of
   $723,897 in 2001                                                            174,657             2,349,646
Intangible assets, net of accumulated amortization of
   $1,077 in 2002                                                            1,524,889                     -
Investment in TW-Springhurst                                                         -               126,415
Deferred income taxes                                                          740,151                     -
Other assets                                                                   664,885               507,320
                                                                        --------------        --------------
Total assets                                                           $    34,297,946       $    34,897,350
                                                                        ==============        ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $     1,719,580       $     1,269,967
   Accrued liabilities                                                       2,626,604             3,542,511
   Deferred income taxes                                                       338,519                     -
   Current maturities on long-term
     debt and capital leases                                                 4,340,609             1,601,374
                                                                        --------------        --------------
Total current liabilities                                                    9,025,312             6,413,852

Long-term liabilities:
   Long-term debt, less current maturities                                  10,217,204            11,843,939
   Capital lease obligations, less current maturities                        1,549,237             1,989,820
   Deferred income taxes                                                             -                30,716
   Other liabilities                                                            65,000               120,000
                                                                        --------------        --------------
Total long-term liabilities                                                 11,831,441            13,984,475
                                                                        --------------        --------------
Total liabilities                                                           20,856,753            20,398,327

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                                 -                     -
   Common stock, $.01 par value, 16,500,000
     shares authorized; 5,916,153 and 5,881,630 shares issued
     at June 16, 2002 and December 31, 2001, respectively                       59,587                58,818
   Paid-in capital                                                          16,393,235            16,294,006
   Treasury stock, 42,400 shares                                              (254,695)             (254,695)
   Retained deficit                                                         (2,756,934)           (1,599,106)
                                                                        --------------        --------------
     Total stockholders' equity                                             13,441,193            14,499,023
                                                                        --------------        --------------
Total liabilities and stockholders' equity                             $    34,297,946       $    34,897,350
                                                                        ==============        ==============

See accompanying notes.



                                Tumbleweed, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                          Thirty-Six          Nine Months
                                                                          Weeks Ended            Ended
                                                                         September 8,        September 30,
                                                                             2002                 2001
                                                                       -----------------    ----------------

Operating activities:
   Net income (loss)                                                  $       (1,157,828)  $          17,061
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
        Depreciation and amortization                                          1,356,633           1,769,962
        Provision for doubtful accounts                                           (4,202)                  -
        Deferred income taxes                                                   (309,030)            307,717
        Equity in income of TW-Springhurst                                             -             (54,531)
        Loss on disposition of property and equipment                             72,735              37,646
        Cumulative effect of a change in accounting principle                  2,349,646                   -
        Changes in operating assets and liabilities:
          Accounts receivable                                                   (233,453)            272,567
          Inventories                                                            (45,393)           (273,462)
          Prepaid expenses                                                       (35,779)            (58,291)
          Income tax receivable                                                    4,593              74,170
          Other assets                                                          (165,767)             26,894
          Accounts payable                                                       451,699             347,564
          Accrued liabilities                                                   (901,328)           (489,445)
          Other liabilities                                                      (55,000)            (20,000)
                                                                       -----------------    ----------------
Net cash provided by operating activities                                      1,327,526           1,957,852

Investing activities:
    Purchases of property and equipment                                         (630,905)           (969,194)
   Business acquisition                                                         (267,000)                  -
   Distribution from TW-Springhurst                                                    -              96,000
                                                                       -----------------    ----------------
Net cash used in investing activities                                           (897,905)           (873,194)

Financing activities:
   Proceeds from issuance of long-term debt                                    1,131,812           3,379,120
   Payments on long-term debt and capital lease obligations                   (2,047,255)         (4,532,514)
                                                                       -----------------    ----------------
Net cash used in investing activities                                           (915,443)         (1,153,394)
                                                                       -----------------    ----------------

Net decrease in cash and cash equivalents                                       (485,822)            (68,736)

Cash and cash equivalents at beginning of period                                 757,266             281,829
                                                                       -----------------    ----------------
Cash and cash equivalents at end of period                            $          271,444   $         213,093
                                                                       =================    ================




See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                September 8, 2002


1.  BASIS OF PRESENTATION

RESTAURANT FACILITIES

As of September 8, 2002, the Company owned, franchised or licensed 57 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 20 franchised restaurants located in Indiana, Illinois, Kentucky, Michigan, and Wisconsin and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey. The following table reflects changes in the number of Company- owned, franchise and licensed restaurants during the thirty-six weeks ended September 8, 2002.


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

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of a change in accounting principle and normal recurring accruals, which are necessary for a fair presentation. The results of operations for the thirty-six weeks and twelve weeks ended September 8 , 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

FISCAL YEAR

Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. The first three quarters of each fiscal year, beginning in 2002, consist of 12 weeks and the fourth quarter consists of 16 weeks. The first three quarters of 2002 consists of 251 days compared to 273 days in 2001 which resulted in lower revenues of approximately $3,400,000.

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

If the Company had accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (loss) and income (loss) per share would have been as follows:


                                            Thirty-Six         Nine Months        Twelve Weeks      Three Months
                                           Weeks Ended            Ended              Ended             Ended
                                           September 8,       September 30,       September 8,     September 30,
                                               2002                2001               2002              2001
                                          --------------     ----------------  -----------------   --------------

Net income (loss)                        $    (1,157,828)   $          17,061  $          41,721  $        88,214
Add back:
     Goodwill amortization, net of tax                 -              105,189                  -           35,063
                                          --------------     ----------------  -----------------   --------------
Adjusted net income (loss)               $    (1,157,828)   $         122,250  $          41,721  $       123,277
                                          ==============     ================  =================   ==============

Basic and diluted loss per share:
    Net income (loss)                    $         (0.19)   $            0.00  $            0.01  $          0.02
    Goodwill amortization, net of tax                  -                 0.02                  -             0.00
                                          --------------     ----------------  -----------------   --------------
    Adjusted net income (loss)           $         (0.19)   $            0.02  $            0.01  $          0.02
                                          ==============     ================  =================   ==============

The following table sets forth the Company's goodwill transactions in the first quarter of 2002. All transactions occurred in the restaurant segment.


Balance as of January 1, 2002                              $      2,349,646
Goodwill acquired in the TW-Springhurst acquisition                 174,657
Impairment loss                                                 (2,349,646)
                                                             --------------
Balance as of September 8, 2002                            $        174,657
                                                             ==============

The Company acquired Tumbleweed International, LLC (see Note 8) during the first quarter of 2002, which resulted in the acquisition of an intangible asset in the amount of $1,525,966 and is included in the corporate segment.

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:


                                                               September 8,        December 31,
                                                                   2002                2001
                                                              ---------------     --------------

Accrued payroll, severance and related taxes                 $        904,080    $       946,545
Accrued insurance and fees                                            192,169            192,978
Accrued taxes, other than payroll                                     725,051            683,449
Gift certificate liability                                            217,264            475,914
Reserve for loss on guarantees of indebtedness                         84,752            565,000
Reserve for store closing costs                                       344,445            601,186
Other                                                                 158,843             77,439
                                                              ---------------     --------------
                                                             $      2,626,604    $     3,542,511
                                                              ===============     ==============

4.   LONG-TERM DEBT

Long-term debt consists of:


                                                               September 8,        December 31,
                                                                   2002                2001
                                                              ---------------     ---------------
Secured  $5,960,000  mortgage revolving line of credit note, bearing interest at prime rate plus .25% (5.0% at September
8, 2002), due December 31, 2003                              $      5,456,148    $      5,726,148

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65% (4.35% at September 8,
2002), due April 1, 2003                                            2,157,041           2,299,567

Secured  mortgage note payable,  bearing  interest at 7.50%, payable in monthly installments through January 22, 2007
with a lump sum payment due February 22, 2007                       1,407,185                   -

Secured mortgage note payable,  bearing interest at prime
rate plus 1% (5.75% at September 8, 2002), payable in
monthly installments through October 1, 2017                          983,101           1,009,847



                              (Continued next page)






                                                               September 8,        December 31,
                                                                   2002                2001
                                                              ---------------     ---------------


Secured mortgage note payable, bearing interest at 8.75%,
payable in monthly installments through February 15, 2008    $        849,711    $        881,933


Secured $925,000 mortgage revolving line of credit note,
bearing interest at prime rate plus 2.0% (6.75% at
September 8, 2002), due April 1, 2003                                 924,868             964,868

Secured mortgage note payable, bearing interest at prime
rate (4.75%  at September 8, 2002), payable in monthly
installments through March 1, 2006                                    582,873             613,632

Secured  mortgage note payable,  bearing interest at prime
rate plus 1.25% (6.0% at September 8, 2002), payable in
monthly installments through November 27, 2016                        534,375             559,375

Secured mortgage note payable, bearing interest at 10.52%,
payable in monthly installments through August 18, 2005               353,381             417,937

Unsecured note payable bearing interest at 7.50%, due
February 22, 2007                                                     289,066                   -

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65% (4.35% at September 8,
2002), due April 1, 2003                                              224,611             224,611

Other installment notes payable                                       329,402             206,167
                                                              ---------------     ---------------

                                                                   14,091,762          12,904,085
Less Current maturities                                             3,874,558           1,060,146
                                                              ---------------     ---------------
Long-term debt                                               $     10,217,204    $     11,843,939
                                                              ===============     ===============


Property and equipment with a net book value of approximately $21,500,000 at September 8, 2002 collateralize the Company's long-term debt.

In accordance with the loan agreement, the $925,000 mortgage revolving line of credit note was reduced to $875,000 on September 30, 2002.

The Company was in violation of the debt coverage ratio covenant related to the revolving lines of credit (balances as of September 8, 2002 were $5,456,148 and $924,868) as of September 8, 2002. The covenant violation resulted primarily from the amount of the current maturities of debt. The lenders have waived the debt covenant violation as of September 8, 2002. The Company is currently seeking financing which would replace the majority of the Company's debt. There can be no assurances that this financing will be obtained or that such financing will be available on terms acceptable to the Company. If the refinancing is obtained, there will be a write-off of unamortized loan costs of approximately $90,000. If the refinancing is not obtained by the end of the fourth quarter, it is uncertain at this time if the Company will be in compliance with the debt coverage ratio covenant in future periods as a result of the current maturities of debt. If it does not comply with the covenants in future periods, the lenders would be entitled, at their discretion, to exercise certain remedies including acceleration of repayment.

5.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the thirty-six weeks and twelve weeks ended September 8, 2002 and the nine months and three months ended September 30, 2001 in accordance with FAS 128, "Earnings per Share."


                                                 Thirty-Six      Nine Months       Twelve Weeks      Three Months
                                                Weeks Ended         Ended              Ended            Ended
                                                September 8,    September 30,      September 8,     September 30,
                                                    2002             2001              2002              2001
                                               --------------   --------------    ---------------  ----------------
Numerator:
    Income (loss) before cumulative effect of
     a change in accounting principle         $       345,945  $        17,061   $         41,721 $          88,214
    Cumulative effect of a change in
     accounting principle, net of tax              (1,503,773)               -                  -                 -
                                               --------------   --------------    ---------------  ----------------
    Net income (loss)                         $    (1,157,828)  $       17,061   $         41,721 $          88,214
                                               ==============   ==============    ===============  ================

Denominator:
   Weighted average shares
      outstanding - basic                           5,916,153        5,839,230          5,916,153         5,839,230
   Effect of dilutive securities:
      Director and employee stock options               7,324            9,849              8,052                 -
                                               --------------   --------------    ---------------  ----------------
   Denominator for diluted earnings per share
   - adjusted weighted average and assumed
     conversions                                    5,923,477        5,849,079          5,924,205         5,839,230
                                               ==============   ==============    ===============  ================


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

Segment information for the thirty-six weeks ended September 8, 2002 is as follows:



                                             Restaurant       Commissary        Corporate         Totals
                                            -------------   ---------------   --------------   ------------
Revenues from external
   customers                              $    38,842,539  $      1,184,254  $     1,276,552  $  41,303,345
Intersegment revenues                                   -         1,776,380                -      1,776,380
General and
   administrative expenses                              -                 -        2,749,542      2,749,542
Advertising expenses                                    -                 -        1,308,856      1,308,856
Depreciation and
   amortization                                 1,110,979            56,493          189,161      1,356,633
Net interest expense                                    -           105,876          594,084        699,960

Income (loss) before income taxes
   and cumulative effect of a change in
   accounting principle                         3,997,506            61,278       (3,235,108)       823,676
Total assets                                   28,120,956         1,448,733        4,728,257     34,297,946





Segment information for the nine months ended September 30, 2001 is as follows:


                                             Restaurant       Commissary        Corporate         Totals
                                            -------------   ---------------   -------------    ------------
Revenues from external
   customers                              $    42,111,345  $      1,360,618  $    1,298,140   $  44,770,103
Intersegment revenues                                   -         2,040,928               -       2,040,928
General and
   administrative expenses                              -                 -       3,198,236       3,198,236
Advertising expenses                                    -                 -       1,414,237       1,414,237
Depreciation and
   amortization                                 1,400,628            79,947         289,387      1,769,9,62
Net interest expense                                    -           132,075         886,196       1,018,271
Income (loss) before income taxes               4,137,979            86,300      (4,206,320 )        17,959
Total assets                                   31,560,175         1,496,081       5,406,135      38,462,391

Segment information for the twelve weeks ended September 8, 2002 is as follows::


                                             Restaurant       Commissary        Corporate         Totals
                                            -------------   ---------------   -------------    ------------
Revenues from external
   customers                              $    12,282,972  $        387,775  $      440,105   $  13,110,852
Intersegment revenues                                   -           581,661               -         581,661
General and
   administrative expenses                              -                 -         793,308         793,308
Advertising expenses                                    -                 -         417,499         417,499
Depreciation and
   amortization                                   364,993            18,831          62,948         446,772
Net interest expense                                    -            35,292         200,196         235,488
Income (loss) before income taxes
    and cumulative effect of a
    change in accounting principal              1,181,394            19,694        (920,669 )       280,419

Segment information for the three months ended September 30, 2001 is as follows:


                                             Restaurant       Commissary        Corporate         Totals
                                            -------------   ---------------   -------------    ------------
Revenues from external
   customers                              $    14,366,401  $        443,560  $      379,834   $  15,189,795
Intersegment revenues                                   -           665,341               -         665,341
General and
   administrative expenses                              -                 -       1,105,177       1,105,177
Advertising expenses                                    -                 -         482,056         482,056
Depreciation and
   amortization                                   473,846            26,649          99,525         600,020
Net interest expense                                    -            44,025         249,232         293,257
Income (loss) before income taxes               1,566,977            26,015      (1,473,387 )       119,605


7.  INVESTMENT IN TW-SPRINGHURST

During the year ended December 31, 2000, the Company made a $200,000 investment in TW-Springhurst, LLC ("TW-Springhurst"), the owner and operator of a Tumbleweed restaurant in Louisville, Kentucky. During the six months ended June 30, 2001, the Company received a cash distribution of $73,500 from TW-Springhurst. Through December 31, 2001, the Company had a 50% interest with the remaining 50% held by TW-Springhurst Investors, LLC. A current and former director of the Company own TW-Springhurst Investors, LLC. The Company's share of TW-Springhurst's net income was $54,531 for the nine months ended September 30, 2001. On January 1, 2002, the Company acquired the remaining 50% interest held by TW-Springhurst Investors for $267,000. The Company also assumed TW-Springhurst, LLC's note payable to a bank which had a balance of approximately

$161,000 on the date of purchase. An independent business valuation appraisal was used to assist Company management in determining the purchase price. The purchase price has been allocated as follows:



Assets and liabilities acquired:
  Inventory                         $       55,674
  Property and equipment                   317,601
  Deposits                                   1,200
  Other                                      5,677
  Note payable                           (161,394)
                                     -------------
                                           218,758
Investment in TW-Springhurst             (126,415)
Goodwill                                   174,657
                                    $      267,000
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


The transaction was accounted for as a purchase and the purchase price was allocated to the intangible assets acquired - the Tumbleweed international licensing rights and existing franchise contracts. The allocation of the purchase price is summarized as follows:


Note payable                        $    1,425,968
Common stock                                   769
Paid-in capital                             99,229
                                     -------------
                                    $    1,525,966
                                     =============
Intangible assets:
   Tumbleweed licensing rights      $    1,455,966
   Contracts in place                       70,000
                                     -------------
                                    $    1,525,966
                                     =============

9.  INVOLUNTARY CONVERSION OF NON-MONETARY ASSETS

As a result of a fire on July 11, 2002 at a Company-owned restaurant in Ohio, an involuntary conversion of a non- monetary asset occurred. The Company has accrued a receivable of approximately $450,000 during the quarter ended September 8, 2002 from the insurance company in relation to inventory and equipment that was destroyed in the fire ($320,000), business interruption ($70,000) and continuing expenses ($60,000). The Company's management does not anticipate that there will be a loss as a result of the fire.

10.  INCOME TAXES

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the thirty-six weeks ended September 8, 2002 and the nine months ended September 30, 2001 have been provided for at an estimated effective tax rate of 58% and 5%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits, state income taxes and increase in the valuation allowance for the deferred tax asset. The valuation allowance was increased $115,314 in the third quarter because it is more likely than not that an additional portion of the deferred tax asset related to certain tax credits will not be realized.

11.  CONTINGENCIES

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

We are also subject to claims and legal actions in the ordinary course of our business. Certain of these claims and actions may involve related parties. We believe that all such claims and actions are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

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

As of September 8, 2002, we owned, franchised or licensed 57 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 20 franchised restaurants in Indiana, Illinois, Kentucky, Wisconsin, and Michigan, and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey.

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


                                                    Thirty-Six      Nine Months      Twelve Weeks     Three Months
                                                   Weeks Ended         Ended            Ended            Ended
                                                   September 8,    September 30,     September 8,    September 30,
                                                       2002             2001             2002             2001
                                                  --------------   --------------   --------------  ----------------
Revenues:
   Restaurant sales                                         94.0  %          94.1  %          93.7 %            94.6 %
   Commissary sales                                          2.9              3.0              3.0               2.9
   Franchise fees and royalties                              2.0              2.2              2.3               2.0
   Other revenues                                            1.1              0.7              1.0               0.5
                                                  --------------   --------------   --------------  ----------------
     Total revenues                                        100.0            100.0            100.0             100.0
Operating expenses:
   Restaurant cost of sales (1)                             30.2             31.4             30.0              30.6
   Commissary cost of sales (2)                             89.3             87.4             89.3              87.8
   Operating expenses (1)                                   55.5             54.6             56.3              54.4
   Selling, general and administrative expenses              9.8             10.3              9.2              10.4
   Depreciation and amortization                             3.3              4.0              3.4               4.0
                                                  --------------   --------------   --------------  ----------------
     Total operating expenses                               96.3             97.8             96.1              97.4
                                                  --------------   --------------   --------------  ----------------
     Income from operations                                  3.7              2.2              3.9               2.6
Other expense, net                                          (1.7)            (2.2)            (1.8)             (1.8)
                                                  --------------   --------------   --------------  ----------------
Income before income taxes and cumulative
    effect of a change in accounting principle               2.0              0.0              2.1               0.8
Provision for income taxes - current
   and deferred                                              1.2              0.0              1.8               0.2
                                                                   --------------   --------------  ----------------
Income before cumulative effect of a
   change in accounting principle                            0.8              0.0              0.3               0.6
Cumulative effect of a change in accounting
   principle, net of tax                                    (3.6)               -                -                 -
                                                  --------------   --------------   --------------  ----------------
Net income (loss)                                           (2.8) %           0.0  %           0.3 %             0.6 %
                                                  ==============   ==============   ==============  ================

 (1)   As percentage of restaurant sales.

 (2)   As percentage of commissary sales.

Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. The first three quarters of 2002 consists of 251 days compared to 273 days in 2001 and the third quarter of 2002 consists of 84 days compared to 92 days in 2001. On an overall basis, revenues and expenses decreased as a result of 22 fewer days in the first three quarters of 2002 compared to the first three quarters of 2001 and eight fewer days in the third quarter of 2002 compared to the third quarter of 2001.

COMPARISON OF THE FIRST THREE QUARTERS OF 2002 AND 2001

Total revenues decreased by $3,466,758 or 7.7% for the first three quarters of 2002 compared to the same period in 2001 primarily as a result of the following:

   Restaurant sales decreased by $3,268,806 or 7.8% for the first three quarters of 2002 compared to the same period in 2001. The decrease in restaurant sales is primarily a result of the Company's change in its fiscal year, the closing of four Company-owned restaurants during the first quarter of 2002 and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 (see above for discussion of all items). The decrease in restaurant sales is partially offset by a 2.4% increase in same store sales for the first thirty-six weeks.

   Commissary sales to franchised and licensed restaurants decreased by $176,364 or 13.0% for the first three quarters of 2002 compared to the same period in 2001. The decrease in commissary sales is primarily a result of the Company's change in its fiscal year.

   Franchise fees and royalties decreased by $122,066 or 12.6% for the first three quarters of 2002 compared to the same period in 2001. Franchise income decreased $110,000 as a result of having three franchise restaurant openings in the first three quarters of 2001 compared to no franchise restaurant openings during the first three quarters of 2002. Royalty income decreased $12,066 primarily as a result of the Company's change in its fiscal year.

   Other revenues increased by $100,478 or 30.1% for the first three quarters of 2002 compared to the same period in 2001 primarily as a result of recognizing as income $55,000 of development fees which were forfeited by a franchisee. The increase in other revenues can also be attributed to increased purchasing rebates in 2002 compared to the 2001 period. The increase in other revenues is partially offset by a decrease in insurance proceeds which relate to business interruptions as a result of fires at two Company-owned restaurants. Other revenues includes $100,000 of insurance proceeds in the 2001 period, as a result of a fire which occurred in June 2000, compared to $70,000 in the 2002 period, as a result of a fire which occurred in July 2002.

Restaurant cost of sales decreased by $1,486,958 or 11.2% for the first three quarters of 2002 compared to the same period in 2001. The decrease in restaurant cost of sales is primarily a result of the Company's change in its fiscal year, as discussed above. Restaurant cost of sales decreased as a percentage of sales by 1.2% to 30.2% for the 2002 period compared to 31.4% during the same period in 2001. The 1.2% decrease in cost of sales is primarily the result of a temporary increase in the cost of beef and pork (primarily steaks and ribs, respectively) during the first part of 2001.

Commissary cost of sales decreased $131,494 or 11.1% for the first three quarters of 2002 compared to the same period in 2001. The decrease in commissary cost of sales is due primarily to the Company's change in its fiscal year, as discussed above. As a percentage to commissary sales, commissary cost of sales increased 1.9% for the 2002 period compared to the same period in 2001 as a result of higher raw material product costs.

Restaurant operating expenses decreased by $1,422,839 or 6.2% for the first three quarters of 2002 compared to the same period in 2001. The decrease in operating expenses is primarily a result of the Company's change in its fiscal year, as discussed above. Operating expenses increased as a percentage of restaurant sales by 0.9% to 55.5% for the 2002 period from 54.6% for the same period in 2001 primarily as a result of increased local marketing costs and increased repair and maintenance costs.

Selling, general and administrative expenses decreased by $554,075 or 12.0% for the first three quarters of 2002 compared to the same period in 2001. The decrease in selling, general and administrative expenses primarily is due to the fact that the 2001 period includes the cost of implementing a new menu of approximately $95,000. There was no similar expense in 2002. The decrease in selling, general and administrative expenses is also attributable to decreased payroll costs as a result of the elimination of several positions in the corporate segment and decreased advertising costs. As a percentage to total revenues, selling, general and administrative expenses were 9.8% and 10.3% for the 2002 and 2001 periods, respectively.

Depreciation and amortization expense decreased $413,329 or 23.3% for the first three quarters of 2002 compared to the same period in 2001 as a result of goodwill no longer being amortized in accordance with SFAS No. 142, and the write-down of assets in the fourth quarter of 2001 (see above for discussion of both items). The decrease in depreciation and amortization expense is also attributed to the Company's change in its fiscal year.

Net interest expense decreased $318,311 or 31.3% for the first three quarters of 2002 compared to the same period in 2001. The decrease in net interest expense is the result of decreases in the prime interest rate during 2001.

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the thirty-six weeks ended September 8, 2002 and the nine months ended September 30, 2001 have been provided for at an estimated effective tax rate of 58% and 5%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits, state income taxes and increase in the valuation allowance for the deferred tax asset. The valuation allowance was increased $115,314 in the third quarter because it is more likely than not that an additional portion of the deferred tax asset related to certain tax credits will not be realized.

COMPARISON OF THE THIRD QUARTER OF 2002 VERSUS THE THIRD QUARTER OF 2001

Total revenues decreased by $2,078,943 or 13.7% for the third quarter of 2002 period compared to the same period in 2001 primarily as a result of the following:

   Restaurant sales decreased by $2,083,429 or 14.5% for the third quarter of 2002 compared to the same period in 2001. The decrease in restaurant sales is a result of the Company's change in its fiscal year, the closing of four

   Company-owned restaurants during the first quarter of 2002 and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 (see above for discussion of all items). The decrease in restaurant sales is partially offset by a 0.1% increase in same store sales for the third quarter.

    Commissary sales to franchised and licensed restaurants decreased by $55,785 or 12.6% for the third quarter of 2002 compared to the same period in 2001. The decrease in commissary sales is primarily a result of the Company's change in its fiscal year.

    Franchise fees and royalties decreased by $6,016 or 2.0% for the third quarter of 2002 compared to the same period in 2001 as a result of a decrease in royalty income. There was no franchise income in either the 2002 or 2001 periods.

    Other revenues increased by $66,287 or 91.2% for the third quarter of 2002 compared to the same period in 2001 due to $70,000 of insurance proceeds which relate to a business interruption as a result of a fire which occurred in July 2002 at a Company-owned restaurant.

Restaurant cost of sales decreased by $719,349 or 16.3% for the third quarter of 2002 compared to the same period in 2001. The decrease in restaurant cost of sales is a result of the Company's change in its fiscal year, the closing of four Company-owned restaurants during the first quarter of 2002 and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 (see above for discussion of all items). Restaurant cost of sales decreased as a percentage of sales by 0.6% to 30.0% for the third quarter of 2002 compared to 30.6% during the same period in 2001. The 0.6% decrease in cost of sales is primarily the result of a temporary increase in the cost of beef and pork (primarily steaks and ribs, respectively) during 2001.

Commissary cost of sales decreased $42,857 or 11.0% for the third quarter of 2002 compared to the same period in 2001. The decrease in commissary cost of sales is primarily a result of the Company's change in its fiscal year, as discussed above. As a percentage to commissary sales, commissary cost of sales increased 1.5% for the third quarter of 2002 compared to the same period in 2001 as a result of higher raw material product costs.

Restaurant operating expenses decreased by $910,737 or 11.6% for the third quarter of 2002 compared to the same period in 2001. The decrease in operating expenses is a result of the Company's change in its fiscal year, the closing of four Company-owned restaurants during the first quarter of 2002 and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 (see above for discussion of all items). Operating expenses increased as a percentage of restaurant sales by 1.9% to 56.3% for the third quarter of 2002 from 54.4% for the same period in 2001 primarily as a result of increased repair and maintenance costs and local marketing expenses.

Selling, general and administrative expenses decreased by $376,426 or 23.7% for the third quarter of 2002 compared to the same period in 2001. The decrease in selling, general and administrative expenses for the second quarter is primarily attributable to decreased payroll costs as a result of the elimination of several positions in the corporate segment, decreased corporate bonus expense and decreased advertising costs. As a percentage to total revenues, selling, general and administrative expenses were 9.2% and 10.4% for the third quarter of 2002 and 2001, respectively

Depreciation and amortization expense decreased $153,248 or 25.5% for the third quarter of 2002 compared to the same period in 2001 as a result of goodwill no longer being amortized in accordance with SFAS No. 142, and the write-down of assets in the fourth quarter of 2001(see above for discussion of both items). The decrease in depreciation and amortization expense is also attributed to the Company's change in its fiscal year.

Net interest expense decreased $57,769 or 19.7% for the third quarter of 2002 compared to the same period in 2001. The decrease in net interest expense for the third quarter is the result of decreases in the prime interest rate during 2001.

The Company has provided for income taxes based on income before income taxes and cumulative effect of a change in accounting principle for the twelve weeks ended September 8, 2002 and the three months ended September 30, 2001. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits, state income taxes and increase in the valuation allowance for the deferred tax asset. The valuation allowance was increased $115,314 in the third quarter because it is more likely than not that an additional portion of the deferred tax asset related to certain tax credits will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

In 2002, the Company expects to begin construction of one additional restaurant facility. Our ability to expand our number of restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond our control. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which we intend to operate. There can be no assurance that we will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that our new restaurants will generate sales revenue or profit margins consistent with those of our existing restaurants, or that these new restaurants will be operated profitably.

Our capital needs during the period ended September 8, 2002 arose from maintenance and improvement of existing restaurant facilities. The source of capital to fund the maintenance and improvement expenditures was internally generated cash flow. Our capital needs for the period ended September 30, 2001 arose from the reconstruction of a restaurant facility which was damaged by fire during June 2000, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was insurance proceeds received during 2000. The maintenance and improvement expenditures were funded by internally generated cash flow.

The table below provides certain information regarding our sources and uses of cash for the periods presented.


                                            Thirty-Six          Nine Months
                                           Weeks Ended             Ended
                                           September 8,        September 30,
                                               2002                2001
                                         ----------------    -----------------
Net cash provided by operations         $       1,327,526   $        1,957,852
Purchases of property and equipment              (630,905)            (969,194)
Business acquisition                             (267,000)                   -
Net payments on long-term
   debt and capital lease obligations            (915,443)          (1,153,394)

Our largest use of funds during the 2002 period was for the payment of long-term debt and capital lease obligations, maintenance and improvement of existing restaurant facilities, and for the acquisition of the remaining 50% interest in TW-Springhurst. Our largest use of funds during the 2001 period was for the reconstruction of a restaurant facility which was damaged by fire during 2000 and for payments on long-term debt and capital lease obligations. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

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

We are also subject to claims and legal actions in the ordinary course of our business. Certain of these claims and actions may involve related parties. We believe that all such claims and actions are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

The  Company  both  owns  and  leases  its  restaurant  facilities.   Management
determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects the demand on future liquidity to be principally from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of September 8, 2002, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities. We will utilize mortgage, sale/leaseback and/or landlord financing, as well as equipment leasing and financing, for a portion of the development cost of the restaurant we plan to open in the next 12 months. The remaining costs will be funded by available cash reserves, cash provided from operations and borrowing capacity. Management believes such sources will be sufficient to fund our expansion plans in the next 12 months. Should our actual results of operations fall short of, or our rate of expansion significantly exceed plans, or should our costs of capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

The Company has a $5,960,000 mortgage revolving line of credit with a bank. As of September 8, 2002, we had outstanding borrowings under the line of credit of $5,456,148. The note bears interest at the prime rate plus .25% (5.0% at September 8, 2002) and is due December 31, 2003. In accordance with the loan agreement, the availability on the mortgage revolving line of credit will be reduced to $5,420,000 on December 31, 2002. The Company also has a $925,000 mortgage revolving line of credit with a bank. As of September 8, 2002, we had outstanding borrowings under the line of credit of $924,868. The note bears interest at the prime rate plus 2.0% (6.75% at September 8, 2002). In accordance with the loan agreement, the $925,000 mortgage revolving line of credit note was reduced to $875,000 on September 30, 2002. The note matures April 1, 2003. Both of the revolving lines of credit impose restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

The Company was in violation of the debt coverage ratio covenant related to the revolving lines of credit (balances as of September 8, 2002 were $5,456,148 and $924,868) as of September 8, 2002. The covenant violation resulted primarily from the amount of the current maturities of debt. The lenders have waived the debt covenant violation as of September 8, 2002. The Company is currently seeking financing which would replace the majority of the Company's debt. There can be no assurances that this financing will be obtained or that such financing will be available on terms acceptable to the Company. If the refinancing is obtained, there will be a write-off of unamortized loan costs of approximately $90,000. If the refinancing is not obtained by the end of the fourth quarter, it is uncertain at this time if the Company will be in compliance with the debt coverage ratio covenant in future periods as a result of the current maturities of debt. If it does not comply with the covenants in future periods, the lenders would be entitled, at their discretion, to exercise certain remedies including acceleration of repayment.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company is exposed to interest rate changes primarily as a result of variable rate debt instruments. As of September 8, 2002, approximately $10,925,000 of the Company's debt bore interest at variable rates. A 1% change in the variable interest rate on this debt equates to an approximate $109,000 change in interest for a twelve month period.

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

We are also subject to claims and legal actions in the ordinary course of our business. Certain of these claims and actions may involve related parties. We believe that all such claims and actions are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit 99 - Sarbanes Section 906 Certification

   (b)   Reports on Form 8-K

         None

         Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Date:       October 18, 2002                             Tumbleweed, Inc.

                                             By:  /s/   Glennon F. Mattingly
                                                        --------------------
                                                        Glennon F. Mattingly
                                                        Vice President and
                                                        Chief Financial Officer




 I, Glennon F. Mattingly, certify that:

 1.      I have reviewed this quarterly report on Form 10-Q of Tumbleweed, Inc.;
 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
 6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:   October 18, 2002                     /s/ Glennon F. Mattingly
                                                  ------------------------
                                                  Glennon F. Mattingly
                                                  Vice President and
                                                  Chief Financial Officer


 I, Terrance A. Smith, certify that:

 1.      I have reviewed this quarterly report on Form 10-Q of Tumbleweed, Inc.;
 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
 6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





 Date:   October 18, 2002                        /s/ Terrance A. Smith
                                                     ---------------------
                                                     Terrance A. Smith
                                                     President and Chief
                                                     Executive Officer