Form 10-K
period 2002-12-29
TUMBLEWEED INC
filed 2003-03-28
CIK 1064535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

  {X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the fiscal year ended December 29, 2002

                                       or

    { } Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 For the transition period from ______ to ______.

                        Commission file number 333-57931
                                    ---------

                                TUMBLEWEED, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                 61-1327945
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
2301 River Road
Louisville, Kentucky                                       40206
----------------------------------------    ------------------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes         No   X
                                      --------    -------

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 3, 2003, was approximately $2,333,000. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 3, 2003 ($1.12) as reported on The Nasdaq Small Cap Market.

The number of shares of common stock, par value of $.01 per share, outstanding on March 3, 2003, was 5,916,153.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                   Documents from which portions are
Part of Form 10-K                  incorporated by reference
----------------------             ------------------------------------------
        Part III                   Proxy statement relating to the registrant's
Exhibit Index: Page 54-55          Annual Meeting of Shareholders to be held
                                   June 25, 2003

                                TUMBLEWEED, INC.

                                     PART I



ITEM 1. BUSINESS

At December 29, 2002, Tumbleweed, Inc. (the "Company") owned, franchised or licensed 56 Tumbleweed Southwest Mesquite Grill & Bar ("Tumbleweed") restaurants. We owned and operated 31 Tumbleweed restaurants in Kentucky, Indiana and Ohio. There were 19 franchised Tumbleweed restaurants located in Indiana, Illinois, Kentucky and Wisconsin, and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey. Tumbleweed restaurants feature sophisticated Southwest and mesquite grilled food served in a casual dining atmosphere evoking the American Southwest. Tumbleweed restaurants are open seven days a week (excluding certain holidays) for lunch and dinner and generally offer a full service bar.

The Company makes available through its internet website, www.tumbleweedrestaurants.net , its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. The reference to the Company's website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

The Tumbleweed menu features distinctively seasoned versions of popular Mexican dishes and mesquite grilled selections. Customers receive complementary chips and salsa, and can choose from a selection of appetizers including such Tumbleweed specialties as chile con queso and chili, as well as nachos, quesadillas, buffalo chicken strips, Southwest eggrolls and turkey wings. The Mexican menu offers burritos, enchiladas, tacos, chimichangas and other items served both individually and in various combination dinners accompanied by rice and refried or baked beans. Customers may also choose from an assortment of fajitas, ribs, chicken, steak, pork chops, and seafood prepared over an open gas- fired mesquite wood grill and served with Texas Toast, salad, and a choice of baked potato, baked sweet potato, southwest fries, smashed taters, corn on the cob, grilled veggies, Santa Fe rice, and refried or baked beans. Mesquite grilled items are available as sandwiches as well as entrees. A variety of salads featuring refried beans, seasoned beef, shredded or fried strips of chicken, mesquite grilled chicken or seafood, and other traditional ingredients rounds out the menu. In an effort to increase the frequency of guest visits, the Company introduces new items which complement present menu selections through seasonal menus. The Company also has a lunch menu which is available during lunch hours as a complement to the complete menu.

Tumbleweed restaurants typically contain full-service bars offering a wide assortment of mixed drinks, wines, domestic and imported beers and featuring the Tumbleweed margarita and Texas Tea. Alcoholic beverages accounted for approximately 10.4% of restaurant sales during 2002.

Tumbleweed's menu pricing is designed to create a strong perception of value by consumers. Prices for Mexican dishes range from $4.39 for two tacos to $11.99 for the "Need the 'Weed" sampler dinner. Mesquite grilled items range from $6.29 for a hamburger to $19.99 for a 22 oz. USDA-choice ribeye steak dinner. Tumbleweed also offers several daily lunch specials for less than $6.00.

TARGETED ATMOSPHERE. Tumbleweed restaurants offer relaxed and comfortable surroundings where guests can enjoy a quality dining experience. Decorative features such as American Indian artifacts, cowboy memorabilia, wildlife replicas, rough-hewn timber and a creek stone fireplace in larger stores are used to evoke the feeling of the Great Southwest.

MAINTAINING A FAVORABLE PRICE-TO-VALUE RELATIONSHIP. Tumbleweed's pricing strategy is intended to appeal to value- driven customers as well as traditional casual dining customers. Tumbleweed offers a wide selection of distinctive items at a broad range of price points while, in management's view, providing a level of food quality and service comparable or superior to that of other casual dining restaurants. For 2002, the average check at a full-service Tumbleweed restaurant, including beverages, was $9.48 for lunch and $12.61 for dinner. Management believes that this pricing approach, together with Tumbleweed's emphasis on variety and quality, creates a favorable price-to-value perception that can increase customer volume and generate more frequent repeat visits.

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

OPENING RESTAURANTS IN TARGET MARKETS. We target mid-sized metropolitan markets, initially concentrating in the Midwest and Mid-Atlantic regions, where income levels and the presence of shopping and entertainment centers, offices and/or colleges and universities indicate that a significant base of potential customers exists. Management considers the feasibility of opening multiple restaurants in a target market, which offers greater operating and advertising efficiency. As we add additional restaurants in a target market, there may be short-term decreases in same store sales. However, management believes this clustering strategy can enhance long-term performance through economies of scale and shared advertising expenses. Management also views smaller markets with fewer competing casual dining restaurants as presenting growth opportunities for the Company. Management believes that its target markets are less competitive than major metropolitan markets in terms of both site acquisition costs and number of casual dining restaurant options. On January 1, 2002, the Company purchased from its joint venture partner the remaining 50% interest in a restaurant location. During the first quarter of 2002, the Company closed four restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. During the second quarter of 2002, the Company sold one of its restaurant locations to a franchisee in accordance with the Company's plan established in the fourth quarter of 2001. In the next 12 months, the Company expects to construct one or two additional restaurant facilities.

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

During 2002, there were no franchise restaurant openings, and two franchisees elected to close their Tumbleweed restaurant locations (a total of 3 locations).

MATCHING INVESTMENT TO SALES POTENTIAL. When developing a new Tumbleweed restaurant, we generally use one of two prototype designs management believes is best suited to a particular site. Our Buffalo Hunter and Gunslinger prototype restaurants accommodate approximately 250 and 200 guests, respectively. Each size restaurant offers full service casual dining and a menu containing a wide assortment of Mexican and mesquite grilled selections. Management believes that the use of multiple prototypes permits us to more closely match the investment in a restaurant site with the site's estimated sales potential. These factors allow for more efficient utilization of financial resources by us and our franchisees.

INTERNATIONAL. In 2002, the Company purchased Tumbleweed International, LLC. See below for a detail discussion of this transaction. The acquisition gives the Company direct control and benefit of the international licensing of the Tumbleweed concept.

RESTAURANT DESIGN

USING PROTOTYPE RESTAURANT DESIGNS. Tumbleweed full service restaurants have historically proven successful in several different formats and sizes. It is anticipated that new units will be full service restaurants employing one of two basic prototype designs. Management believes using multiple prototype designs allows greater flexibility to match the investment by us or our franchisees with the revenue potential of a particular restaurant site. Each prototype generally contains a full-service bar and utilizes the distinctive "Old West" logo and motif that has characterized Tumbleweed restaurants for several years.

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

SEASONALITY. We consider restaurant operations to be somewhat seasonal in nature with late first quarter and second quarter being the peak sales periods.

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

DEVELOPMENT AND CONSTRUCTION. The President, Vice President and Chief Financial Officer, Vice President of Company Operations and the Director of Construction oversee the construction process utilizing outside architectural services and construction services. Individual site selection analysis is handled by Company management, with final approval by the President of the Company.

ADVERTISING AND MARKETING. We use radio, print, billboard, and direct mail advertising in our various markets, as well as television advertising in certain larger markets. We also engage in a variety of other promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of our restaurants. The cost associated with these promotional activities in 2002 was approximately 3.3% of restaurant sales.

RESTAURANT  LOCATIONS

As of December 29, 2002, we owned and operated 31 Tumbleweed restaurants. The following table sets forth the markets (including the number of restaurants in each market) of these 31 restaurants:


                                                                 NO. OF
STATE                LOCATION                                 RESTAURANTS
-----                --------                                 -----------
Indiana              Evansville                                     3
Indiana              Ft. Wayne                                      2
Indiana              Terre Haute                                    1
Kentucky             Bowling Green                                  1
Kentucky             Louisville                                     9
Ohio                 Cincinnati                                     5
Ohio                 Columbus                                       5
Ohio                 Dayton                                         3
Ohio                 Cleveland                                      2
                                                                   --
                     TOTAL                                         31
                                                                   ==

FRANCHISED RESTAURANTS

As of December 29, 2002, we had six franchisees that owned and operated 19 Tumbleweed restaurants. The following table sets forth the franchisee and the location (including the number of restaurants at each location) of these 19 restaurants:


                                                                                    No. of               Total By
Franchisee                   State                    Location                    Restaurants            Franchisee
----------                   -----                    --------                    -----------            ----------
TW-Indiana, LLC              Indiana                  Floyd Knobs                      1
                             Indiana                  New Albany                       2
                             Indiana                  Salem                            1
                             Indiana                  Jeffersonville                   1
                             Kentucky                 Shelbyville                      1
                             Kentucky                 Frankfort                        1
                             Kentucky                 Lexington                        1
                                                                                      --
                                                                                                             8
Diamondback
Management Corp.             Illinois                 Rockford                         1
                             Wisconsin                Appleton                         1
                             Wisconsin                Franklin                         1
                             Wisconsin                Madison                          1
                             Wisconsin                Milwaukee                        1
                             Wisconsin                New Berlin                       1
                             Wisconsin                Park Place                       1
                                                                                      --
                                                                                                             7

TW-Seymour, LLC              Indiana                  Seymour                          1
                                                                                      --
                                                                                                             1

TW-Glasgow, Inc.             Kentucky                 Glasgow                          1
                                                                                      --
                                                                                                             1

TW-Bullitt, Inc.             Kentucky                 Hillview                         1
                                                                                      --
                                                                                                             1

TW-Somerset, LLC             Kentucky                 Somerset                         1
                                                                                      --
                                                                                                             1
                                                                                                            --
                                                                                                            19
                                                                                                            ==

LICENSED RESTAURANTS

As of December 29, 2002, we had six licensed restaurants located outside the United States. The following table sets forth the location by country (including the number of restaurants in each country) of these six restaurants:


                                                 No. of
                                 Country       Restaurants
                                 -------       -----------

                                 England            2
                                 Turkey             1
                                 Egypt              1
                                 Germany            1
                                 Jordan             1
                   -
                   6

INTERNATIONAL LICENSING AGREEMENT

Prior to January 1, 2002, the Company had a license agreement (the "International Agreement") with Tumbleweed International, LLC ("International"), a restaurant developer based in Hanau, Germany, to develop Tumbleweed restaurants outside of the Western Hemisphere. On January 1, 2002, the Company purchased the ownership interest in International for $1.5 million from TW-International Investors, Inc. and Chi-Chi's International Operations, Inc. ("CCIO"). CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW-International Investors, Inc. include three current directors of the Company. The acquisition gives the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW-International Investors, Inc. and issued 76,923 shares of its common stock to CCIO. The Company has entered into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

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

Approximately 10.4% of our restaurant sales were attributable to the sale of alcoholic beverages for the fiscal year ended December 29, 2002. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

EMPLOYEES

As of December 29, 2002, we had approximately 1,800 employees, of whom 35 are executive and administrative personnel, 117 are restaurant management personnel, and the remainder are hourly restaurant and commissary personnel. Many of our hourly restaurant employees work part-time. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

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

EXPANSION RISKS. Since 1995, we have grown while developing the operational systems, internal controls, and management personnel that management believed was necessary to support our plans for continued expansion. In the course of expanding our business, we may enter new geographic regions in which we have no previous operating experience. There can be no assurance that the Tumbleweed concept will be viable in new geographic regions or particular local markets. In addition, when feasible, we intend to open multiple restaurants in a target market to achieve operating and advertising efficiencies. Although such "clustering" of restaurants in a market may adversely affect same store sales in the short-term, management believes clustering can enhance long-term performance.

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

RESTAURANT BASE. As of December 29, 2002, we operated 31 Tumbleweed restaurants. Because of the number of restaurants we currently operate, poor operating results at a small number of restaurants could negatively affect the profitability of the entire Company. An unsuccessful new restaurant or unexpected difficulties encountered during expansion could have a greater adverse effect on our results of operations than would be the case in a restaurant company with more restaurants. In addition, we lease certain of our restaurants. Each lease agreement provides that the lessor may terminate the lease for a number of reasons, including if we default in payment of any rent or taxes or breach any covenants or agreements contained in the lease. Termination of any of our leases pursuant to such terms could adversely affect our results of operations.

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

EXECUTIVE OFFICERS

The following table lists the executive officers of the Company as of December 29, 2002, who serve at the pleasure of the Board of Directors. There are no family relationships among any officers of the Company.


Name                   Age    Position
----                   ---    --------
Terrance A. Smith. ...  57    President, Chief Executive Officer, and Director
Glennon F. Mattingly .  51    Vice President and Chief Financial Officer
Gary T. Snyder........  48    Vice President of Company Operations
Lynda J. Wilbourn.....  40    Vice President and Controller


Terrance A. Smith has served as President and Chief Executive Officer of the Company since August 2000, and is a Director of the Company. Mr. Smith was elected as a director of the Company in September 1997. From 1997 to 2002, Mr. Smith also served as the President of Tumbleweed International, LLC. From 1987 to 1997, Mr. Smith was the President and CEO of Chi-Chi's International Operations, Inc.

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

SEGMENT INFORMATION

Segment information for the fiscal years ended December 29, 2002 and December 31, 2001 and 2000 are presented in Note 19 to our Consolidated Financial Statements contained in Item 8.

ITEM 2.  PROPERTIES

Of the 31 Company-owned restaurants in operation at December 29, 2002, 15 are owned by us in fee simple while the remainder are leased. Two of the leased locations are owned by entities whose principals are affiliated with us. Restaurant lease expirations range from 2007 to 2018, with the majority of the leases providing for an option to renew for additional terms ranging from five to twenty years. All of our leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require us to pay the cost of insurance and taxes. Our executive offices are located in Louisville, Kentucky in leased space. The lease expires in 2007 and has two 5-year renewal options. We own the commissary and warehouse space in fee simple.

ITEM 3.  LEGAL PROCEEDINGS

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $36,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of December 29, 2002, the reserve balance is approximately $74,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company had no contractual obligation to pay a $270,000 commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and seeking damages for fraud and misrepresentation. In response, AFI filed suit in the United States District
Court for the Eastern District of Missouri seeking payment of a $405,000 commitment fee plus additional charges, fees and costs all in the excess of $500,000 relating to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discover stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of December 29, 2002, the Company has not made an accrual for a potential liability in connection with this matter.

We are also subject to claims and legal actions in the ordinary course of our business. Certain of these claims and actions may involve related parties. We believe that all such claims and actions are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter ended December 29, 2002.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 3, 2003, 5,916,153 shares of Common Stock were issued and outstanding. There were approximately 1,400 stockholders, including beneficial owners of shares held in nominee name.

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

Our common stock trades on the Nasdaq Small Cap Market under the symbol "TWED." The following table shows quarterly high and low closing prices for the Common Stock during 2002 and 2001 for the periods indicated, as reported by the Nasdaq Small Cap Market.


                                 2002                            2001
                                 ----                            ----
                         High             Low             High            Low
                         ----             ---             ----            ---
First Quarter           $ 1.65          $ 1.10          $ 3.13          $ 1.81
Second Quarter           1.75             0.81            2.99            2.17
Third Quarter            1.60             1.22            2.30            1.30
Fourth Quarter           1.38             0.50            1.50            0.92


We have never paid a dividend on our Common Stock nor do we expect to pay a cash dividend in the foreseeable future. We currently intend to retain any future earnings to finance the development of additional restaurants and the growth of our business generally. We are also prohibited from paying dividends under the terms of our two mortgage revolving lines of credit.

ITEM 6. SELECTED FINANCIAL DATA

Effective January 1, 1999, Tumbleweed, LLC was merged into Tumbleweed, Inc. as a result of the sale of common stock in an initial public offering. Tumbleweed, Inc. had not conducted any operations prior to the merger. In the following table, the income statement and balance sheet data of Tumbleweed, Inc. for the fiscal years ended December 29, 2002 and December 31, 2001, 2000 and 1999 and Tumbleweed, LLC for the year ended December 31, 1998 have been derived from financial statements which have been audited by Ernst & Young LLP, independent auditors, whose report thereon is included elsewhere in this filing. The information set forth on the following page should be read in conjunction with, and are qualified in their entirety by the financial statements (and the notes thereto) and other financial information appearing elsewhere in this filing and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                                                      Tumbleweed,
                                                                  Tumbleweed, Inc.                        LLC
                                         --------------------------------------------------------- ------------------
                                           Fiscal Year
                                              Ended                      Fiscal Year Ended December 31
                                          December 29,    -----------------------------------------------------------
                                              2002               2001          2000          1999            1998
                                         --------------   -----------------------------------------------------------

Statement of Operations Data:
  Revenues:
    Restaurant sales                    $     54,076,024  $   56,025,886 $  51,820,600 $  48,578,123  $   40,490,933
    Commissary sales                           1,664,591       1,781,252     1,663,208     1,168,836       1,041,266
    Franchise fees and royalties               1,223,664       1,227,300     1,271,251     1,064,952         770,806
    Other revenues                               661,990         418,744       990,843       532,976         504,639
                                         ---------------   -------------  ------------  ------------   -------------
  Total revenues                              57,626,269      59,453,182    55,745,902    51,344,887      42,807,644
  Operating expenses:
    Restaurant cost of sales                  16,231,146      17,426,315    15,275,817    14,232,564      11,788,578
    Commissary cost of sales                   1,496,587       1,562,049     1,460,704     1,053,083         905,814
    Operating expenses                        29,940,255      30,567,705    27,456,791    24,377,631      20,881,212
    Selling, general and administrative
      expenses                                 5,983,857       6,107,159     6,598,299     4,981,721       4,150,303
    Preopening expenses                         -                -             490,394       395,768         816,604
    Depreciation and amortization              1,947,610       2,285,452     2,147,408     1,804,757       1,442,011
    Special charges                              103,773       4,294,539        -             -              -
    Loss on guarantees of indebtedness          -                565,000       725,000       -               -
                                         ---------------   -------------  ------------  ------------   --------------
  Total operating expenses                    55,703,228      62,808,219    54,154,413    46,845,524      39,984,522
                                         ---------------   -------------  ------------  ------------   --------------
  Income (loss) from operations                1,923,041      (3,355,037)    1,591,489     4,499,363       2,823,122
  Interest expense, net                       (1,007,126)     (1,276,903)   (1,458,650)   (1,128,906)       (869,712)
  Gain on sale of property                       338,482         -             -             -               -
  Gain from insurance proceeds due to
     involuntary conversion of non-
     monetary assets                              91,693         -             554,864       -               -
  Equity in income (loss) of TW-
    Springhurst                                 -                 81,318       (58,903)      -               -
                                         ---------------   -------------  ------------  ------------   --------------
  Income (loss) before income taxes,
     extraordinary item and cumulative
     effect of a change in
    accounting principle                       1,346,090      (4,550,622)      628,800     3,370,457       1,953,410
  Provision (benefit) for income taxes:
    Current and deferred                         730,234      (1,178,144)       65,439     1,179,659         -
    Deferred taxes related to change in
     tax status (3)                             -                -              -            639,623         -
                                         ---------------   -------------  ------------  ------------   --------------
  Total provision (benefit) for income
      taxes                                      730,234      (1,178,144)       65,439     1,819,282         -
                                         ---------------   -------------  ------------  ------------   --------------
   Income (loss) before extraordinary
     item and cumulative effect of a
     change in accounting principle              615,856      (3,372,478)      563,361     1,551,175       1,953,410
  Extraordinary item - write-off of
     unamortized loan costs, net of tax          (76,743)        -             -             -               -
   Cumulative effect of a change in
     accounting principle, net of tax         (1,503,776)        -             -            (341,035)        -
                                         ---------------   -------------  ------------  ------------   --------------
  Net income (loss)                     $       (964,663)$    (3,372,478)$     563,361 $   1,210,140  $    1,953,410
                                         ===============   =============  ============  ============   ==============
  Basic and diluted earnings (loss)
   per share:
  Income (loss) before extraordinary
    item and cumulative effect of a
    change in accounting principle      $           0.10  $        (0.58)$        0.10 $        0.27
  Extraordinary item - write-off of
    unamortized loan costs                         (0.01)              -             -             -
  Cumulative effect of a change in
    accounting principle, net of tax               (0.25)        -             -               (0.06)
                                         ---------------   -------------  ------------  ------------
  Net income (loss)                     $          (0.16 )$        (0.58)$        0.10 $        0.21
                                         ===============   =============  ============  ============





                                                                                                        Tumbleweed,
                                                              Tumbleweed, Inc.                              LLC
                                         ---------------------------------------------------------   ---------------
                                           Fiscal Year
                                              Ended                      Fiscal Year Ended December 31
                                          December 29,     ---------------------------------------------------------
                                             2002                2001           2000          1999           1998
                                          ------------     ---------------------------------------------------------
Pro forma income data (unaudited):
   Income before income taxes
     and cumulative effect of a change
     in accounting principle as reported                                               $   3,370,457  $    1,953,410
   Pro forma income taxes (1)                                                              1,179,659         683,693
                                                                                        ------------   --------------
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                                                             2,190,798       1,269,717
   Cumulative effect of a change in
     accounting principle, net of tax                                                       (341,035)        -
                                                                                        ------------   --------------
   Pro forma net income                                                                $   1,849,763  $    1,269,717
                                                                                        ============   ==============
Pro forma basic and diluted earnings per
  share (2):
   Pro forma income before cumulative
     effect of a change in accounting
     principle                                                                         $        0.37  $         0.25
   Cumulative effect of a change in
     accounting principle, net of tax                                                          (0.06)        -
                                                                                        ------------   --------------
   Pro forma net income                                                                $        0.31  $         0.25
                                                                                        ============   ==============


                                                       Tumbleweed, Inc.                         Tumbleweed, LLC
                                    ------------------------------------------------------   ---------------------
                                                                            As of December 31
                                                        ----------------------------------------------------------

                                           As of                                             Pro
                                                                                             ---
                                        December 29,                                        Forma
                                                                                            -----
                                            2002         2001        2000        1999     1998 (3)       1998
                                            ----         ----        ----        ----     --------       ----
                                                                                        (unaudited)
                                                                    (In thousands)
Balance Sheet Data:
Total assets                           $         33,97 $  34,897  $   39,453   $ 36,597  $   33,681   $  33,681
Long-term debt and capital lease
  obligations, including current
  maturities                                   15,881     15,435      16,998     15,145      13,363      13,363
Total liabilities                              20,343     20,398      21,581     19,035      24,743      24,103
Redeemable members' equity                    -            -           -           -          -          18,925
Members' equity                               -            -           -           -          -             354
Members' retained earnings (deficit)          -            -           -           -          -          (9,701)
Stockholders' equity                           13,634     14,499      17,872     17,563       -           -
Pro forma stockholders' equity                -            -           -           -          8,938       -

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

As of December 29, 2002, we owned, franchised or licensed 56 Tumbleweed restaurants. We owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 19 franchised restaurants located in Indiana, Illinois, Kentucky, and Wisconsin and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey. The following table reflects changes in the number of Company-owned, franchised and licensed restaurants for the years presented.

   Company-owned Restaurants                            2002    2001    2000
   -------------------------                            ----    ----    ----

             In operation, beginning of fiscal year      36      36      29
             Restaurants opened                           -       -       4
             Restaurant sold to franchisee               (1)      -       -
             Restaurants closed                          (4)      -       -
             Joint venture restaurant opened              -       -       1
             Restaurants purchased from franchisee        -       -       2
                                                         --      --      --
             In operation, end of fiscal year            31      36      36
                                                         --      --      --


   Franchise and Licensed Restaurants
   ----------------------------------

             In operation, beginning of fiscal year      29      27      22
             Restaurants opened                           -       3      10
             Restaurants closed                          (5)     (1)     (3)
             Restaurant purchased from Tumbleweed,
                Inc.                                      1       -       -
             Restaurants sold to Tumbleweed, Inc.         -       -      (2)
                                                         --      --     ---
             In operation, end of fiscal year            25      29      27
                                                         --      --      --
                     System total                        56      65      63
                                                         ==      ==      ==

On January 1, 2002, the Company purchased from its joint venture partner the remaining 50% interest in a restaurant location. See Note 10 to the accompanying consolidated financial statements for a further discussion of this transaction. During the first quarter of 2002, the Company closed four Company-owned restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the on the continued improvement of per-store average sales volumes. During the second quarter of 2002, the Company sold one of its restaurant locations to a franchisee in accordance with the Company's plan established in the fourth quarter of 2001. See below for a discussion regarding a special charge, which was recorded in 2001 as a result of the store closings and sale.

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

Valuation of Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of net book value or fair market value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also broadens the presentation of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such reporting to discontinued segments of a business.

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

    o a significant underperforming store relative to expected historical or projected future operating results;

    o a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

    o    a significant negative industry or economic trend;

Through December 29, 2002, we determined whether the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment. We determined that there was no impairment based on the estimated undiscounted future cash flows of assets. If long-lived assets are not recoverable based upon estimated undiscounted cash flows, we write assets down to fair value. This fair value is generally determined on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model for assets held for use or at the lower of net book value less cost to sell for assets held for sale.

In the fourth quarter of 2001, the Company recorded special charges of approximately $4,295,000. The special charges include a $3,683,353 charge to earnings in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Impairment of Long-Lived Assets." This charge reflects the write-down of assets associated with six restaurants, four of which were closed in the first quarter of 2002. The Company sold one of the remaining two restaurants to a current franchisee and continues to operate the other restaurant for the present. The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. The special charges also included approximate amounts totaling $611,200 for lease obligations and other costs related to the decision to close these restaurants of which approximately $295,000 remains accrued at December 29, 2002. Although we do not anticipate significant changes, the actual net proceeds from anticipated sales of assets and store closing costs may differ from the estimated amounts.

Impairment of Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS). SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually, or more frequently if certain indicators arise. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

During the first quarter of 2002, the Company determined that all goodwill as of January 1, 2002 related to two reporting units was impaired. The fair value of each unit was determined using accepted valuation techniques. As a result of the transitional impairment test, an impairment loss in the amount of approximately $1,504,000, net of tax, was recorded as a cumulative effect of a change in accounting principle during the first quarter of 2002.

As of December 29, 2002, the Company completed the annual test of impairment and determined that there is no further impairment of goodwill.

The following section should be read in conjunction with "Selected Financial Data" included above in Item 6 and our consolidated financial statements and the related notes included below in Item 8.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues of certain operating statement data, except where noted, for the periods indicated.


                                                                        Fiscal Years Ended
                                                      ------------------------------------------------------
                                                       December 29,       December 31,      December 31,
                                                           2002               2001              2000
                                                      ------------------------------------------------------
Revenues:
   Restaurant sales                                              93.8%              94.2%            93.0%
   Commissary sales                                               2.9                3.0              3.0
   Franchisee fees and royalties                                  2.1                2.1              2.2
   Other revenues                                                 1.2                0.7              1.8
                                                      ------------------------------------------------------
      Total revenues                                            100.0              100.0            100.0
Operating expenses:
   Restaurant cost of sales (1)                                  30.0               31.1             29.5
   Commissary cost of sales (2)                                  89.9               87.7             87.8
   Operating expenses (1)                                        55.4               54.6             53.0
   Selling, general and administrative                           10.4               10.3             11.8
   Preopening expenses                                              -                  -              0.9
   Depreciation and amortization                                  3.4                3.8              3.9
   Special charges                                                0.2                7.2                -
   Loss on guarantees of indebtedness                               -                1.0              1.3
                                                      ------------------------------------------------------
      Total operating expenses                                   96.7              105.6             96.2
                                                      ------------------------------------------------------
      Income (loss) from operations                               3.3               (5.6)             2.8
Other expense, net                                               (1.0)              (2.1)            (1.7)
                                                      ------------------------------------------------------
Income (loss) before income taxes, extraordinary item
     and cumulative effect of a change in accounting
      principle                                                   2.3               (7.7)             1.1
Provision (benefit)for income taxes                               1.3               (2.0)             0.1
                                                      ------------------------------------------------------
Income (loss) before extraordinary item and
     cumulative effect of a change in accounting
     principle                                                    1.0               (5.7)             1.0
Extraordinary item - write-off of unamortized loan
     costs                                                       (0.1)                 -                -
Cumulative effect of a change in
   accounting principle, net of tax                              (2.6)                 -                -
                                                      ------------------------------------------------------
Net income (loss)                                                (1.7)%             (5.7)%            1.0%
                                                      ======================================================


(1)    As percentage of restaurant sales.
(2)    As percentage of commissary sales.

Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. As a result of this change, the 2002 fiscal year has two fewer days than the 2001 fiscal year.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 31, 2001

Total revenues decreased by $1,826,913 or 3.1% in 2002 compared to 2001 primarily as a result of the following:

       Restaurant sales decreased by $1,949,862 or 3.5% in 2002 compared to 2001. The decrease in restaurant sales is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 and the Company's change in its fiscal year. The decrease in restaurant sales is partially offset by a 1.4% increase in same store sales for the fiscal year ended December 29, 2002.

       Commissary sales to franchised and licensed restaurants decreased by $116,661 or 6.5% in 2002 compared to 2001. The decrease in commissary sales is primarily a result of the decreased number of franchised and licensed restaurants during 2002.

       Franchise fees and royalties decreased by $3,636 or 0.3% in 2002 compared to 2001. Franchise fees decreased by $105,000 in 2002 compared to 2001. The decrease in franchise fee income is a result of having three franchise restaurant openings in 2001 compared to no franchise restaurant openings in 2002. The decrease in franchise fees is partially offset by $101,364 increase in royalty income from 2001 to 2002. Royalty income increased primarily as a result of the Company's acquisition of the ownership interest in Tumbleweed International, LLC on January 1, 2002.

       Other revenues increased $243,246 or 58.1% in 2002 compared to 2001 primarily as a result of an increase in insurance proceeds which relate to business interruption as a result of fires at two Company-owned restaurants. Other revenues includes $200,000 of insurance proceeds in 2002, as a result of a fire which occurred in July 2002, compared to $100,000 of insurance proceeds in 2001, as a result of a fire which occurred in June 2000. In addition, other revenues increased as a result of recognizing, as income in 2002, $55,000 of development fees which were forfeited by a franchisee and an increase in volume related purchasing rebates in 2002 compared to 2001.

Restaurant cost of sales decreased by $1,195,169 or 6.9% in 2002 compared to 2001. The decrease in restaurant cost of sales is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 and the Company's change in its fiscal year as discussed above. Restaurant cost of sales decreased as a percentage of sales by 1.1% to 30.0% for 2002 compared to 31.1% during 2001. The 1.1% decrease in cost of sales is primarily the result of a temporary increase in the cost of beef and pork (primarily steaks and ribs, respectively) during the first part of 2001.

Commissary cost of sales decreased $65,462 or 4.2% in 2002 compared 2001 primarily as a result of decreased commissary sales. As a percentage to sales, commissary cost of sales increased 2.2% from 87.7% in 2001 to 89.9% in 2002 primarily as a result of higher raw material product costs.

Restaurant operating expenses decreased by $627,450 or 2.1% in 2002 compared to 2001. The decrease in operating expenses is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002 and the change in the Company's fiscal year. The decrease in operating expenses from 2001 to 2002 is partially offset by increased local marketing costs and increased repair and maintenance costs. Operating expenses as a percentage of sales increased by 0.8% from 54.6% in 2001 to 55.4% in 2002 primarily due to a 0.4% increase in local marketing costs and a 0.3% increase in repair and maintenance costs.

Selling, general and administrative expenses decreased by $123,302 or 2.0% in 2002 compared to 2001. The decrease in selling, general and administrative expenses is primarily due to the fact that the 2001 period includes the cost of implementing a new menu of approximately $95,000. There was no similar expense in 2002. The decrease in selling, general and administrative expenses is also attributable to decreased advertising costs. As a percentage to total revenues, selling, general and administrative expenses was 10.4% and 10.3% for 2002 and 2001, respectively.

Depreciation and amortization expense decreased $337,842 or 14.8% in 2002 compared to 2001 as a result of goodwill no longer being amortized in accordance with SFAS No. 142 and the write-down of assets in the fourth quarter of 2001.

The Company recorded special charges of $103,773 in the fourth quarter of 2002. The special charges represent the write- off of various costs that were incurred as a result of the proposal to acquire all outstanding shares in a going private transaction which was originally announced in June 2002. See below for a discussion regarding the 2001 special charges.

Net interest expense decreased $269,777 or 21.1% in 2002 compared to 2001. The decrease in net interest expense is due primarily to the decreases in the prime interest rate during 2002.

The $338,482 gain on sale of property is a result of the sale of one of the Company-owned restaurants (land and building) which had been closed, as discussed above, for $1,575,000. A portion of the proceeds from the sale were used to pay off a $224,611 mortgage payable and other closing costs.

The gain of $91,693 from insurance proceeds during 2002 was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. See Note 12 of the accompanying consolidated financial statements for a detail discussion. There was no similar income during 2001.

Income taxes on the Company's income before income taxes, extraordinary item and cumulative effect of a change in accounting principle for 2002 and 2001 have been provided for at an estimated effective tax rate of 54% and 26%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits, state income taxes and an increase in the valuation allowance for the deferred tax asset. In 2003, the Company expects the effective tax rate to moderate closer to the statutory rate.

The extraordinary item - write off of unamortized loans costs, net of tax, of $76,743 relates to loan costs associated with the Company's long-term debt. The unamortized loan costs were expensed due to the fact that a commitment letter was signed prior to December 29, 2002 for financing which will repay all long-term debt prior to its maturity. See below for a discussion regarding the $18.0 million financing package that was obtained subsequent to fiscal year end on December 31, 2002.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000

Total revenues increased by $3,707,280 or 6.7% in 2001 compared to 2000 primarily as a result of the following:

       Restaurant sales increased by $4,205,286 or 8.1% in 2001 compared to 2000. The increase in restaurant sales is due primarily to 42 additional Company-owned restaurant store months during 2001 compared to 2000. The increase in restaurant sales is also attributable in part to a 0.7% increase in same store sales.

       Commissary sales to franchised and licensed restaurants increased by $118,044 or 7.1% in 2001 compared to 2000. The increase is due primarily to 38 additional franchised or licensed restaurant store months in 2001 compared to 2000.

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

       Other revenues decreased by $572,099 or 57.7% in 2001 compared to 2000 primarily due to a decrease in volume related purchasing rebates in 2001 compared to 2000. The decrease in other revenues is also due to a decrease in insurance proceeds which relate to a business interruption as a result of a fire which occurred in June 2000 at a Company-owned restaurant. Other revenues includes $100,000 and $280,000 of insurance proceeds related to a business interruption in 2001 and 2000, respectively.

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

Selling, general and administrative expenses decreased by $491,140 or 7.4% in 2001 compared to 2000. The decrease in selling, general and administrative expenses is primarily due to decreased payroll costs for corporate personnel. The decrease in payroll costs is partially offset by increased advertising costs, the cost of implementing a new menu during the first quarter of 2001and increased legal costs. As a percentage to total revenues, selling, general and administrative expenses were 10.3% and 11.8% for 2001 and 2000, respectively.

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

The Company recorded special charges of $4,294,539 in the fourth quarter of 2001. The special charges include a $3,683,353 charge to earnings in accordance with SFAS No. 121, "Impairment of Long-Lived Assets." This charge reflects the write-down of assets associated with six restaurants, four of which closed in the first quarter of 2002. The Company sold one of the remaining two restaurants to a current franchisee and continues to operate the other restaurant for the present. The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. The special charges also included $611,186 for lease obligations and other costs related to the decision to close these restaurants of which approximately $295,000 remains accrued at December 29, 2002.

Net interest expense decreased $181,747 or 12.5% in 2001 compared to 2000. The decrease in net interest expense is the result of decreases in the prime interest rate during 2001 partially offset by higher borrowings incurred during 2000 to fund the growth in Company-owned restaurants.

The gain of $554,864 from insurance proceeds during 2000 was due to the involuntary conversion of non-monetary assets from a fire at a Company-owned restaurant. There was no similar income during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Subsequent to fiscal year end on December 31, 2002, the Company completed an $18.0 million financing package with GE Capital Franchise Finance Corporation
(GE). The loan was divided into two real estate loans totaling $14.5 million secured by fifteen fee simple properties, one loan ($7,122,000) bearing interest at a fixed rate of 8.52% for 15 years and the other ($7,378,000) at a variable rate of LIBOR plus 4.20% over 15 years. The Company also entered into two equipment loan agreements totaling $3.5 million secured by substantially all the equipment of the Company. One equipment loan ($1,750,000) bears interest at a fixed rate of 8.32% over 10 years while the other equipment loan ($1,750,000) has a variable rate of LIBOR plus 4.20% over 10 years. The financing package consolidates all of the Company's outstanding debt and provides approximately $1.7 million for the remodels, modernization and / or upgrades to the properties described in renovation agreements signed with GE. The Company has until June 30, 2004 to complete the renovations, unless the Company obtains GE's written consent for an extension of such date. Additionally, the financing package provides for $1.2 million to be used for expansion of Company restaurants. The loan imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets and capital expenditures. The Company is required to maintain two separate Fixed Charge Coverage Ratios. One is a Corporate Fixed Charge Coverage Ratio of 1.25:1 based on results of the entire company and the second, an aggregate Fixed Charge Coverage Ratio of at least 1.25:1 on the properties used as collateral on this loan. Both ratios are determined as of the last day of each fiscal year with respect to the twelve-month period of time immediately preceding the date of determination. The Company must also maintain a Funded Debt to EBITDA ratio not to exceed 5.5 to 1.0, determined as of the last day of each fiscal quarter for the twelve-month period of time immediately preceding the date of determination. With the exception of new store development, the Company shall not incur debt in excess of $500,000 per year without prior written consent of GE. With respect to each of the required covenants the Company expects to be in compliance throughout 2003.

Our capital needs during 2002 and 2001 arose from the reconstruction of restaurant facilities which were damaged by fire during July 2002 and June 2000, respectively, and the maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was insurance proceeds received during 2002 and 2000. The maintenance and improvement expenditures were funded by internally generated cash flow. Our capital needs for 2000 arose from the development of new restaurants, and to a lesser extent, maintenance and improvement of existing restaurant facilities. The principal sources of capital to fund these expenditures were internally generated cash flow, bank borrowings and lease financing. The table below provides certain information regarding our sources and uses of capital for the years presented:



                                                                        Fiscal Years Ended
                                                        ---------------------------------------------------
                                                          December 29,      December 31,      December 31,
                                                              2002              2001              2000
                                                        ----------------   --------------    --------------
Net cash provided by operations                        $       1,924,314  $     3,294,158   $     2,262,548
Purchases of property and equipment                           (1,063,911)      (1,255,406)       (3,090,936)
Business acquisitions                                           (150,000)               -        (1,806,333)
Insurance proceeds for property and equipment                          -                -         1,299,352
Proceeds from sale before debt payment                         1,125,815                -                 -
Net borrowings (payments) on long-term debt and
    capital lease obligations                                 (1,258,853)      (1,563,315)        1,431,704

The table below provides information regarding our contractual obligations and commitments as of December 29, 2002, giving effect to the refinancing on December 31, 2002.


                                                      Payments Due by Period
                            ---------------------------------------------------------------------------
                                            Less Than         1 to 3         4 to 5          After
                               Total          1 Year          Years           Years         5 Years
                            ------------   ------------    ------------   -------------  --------------
Long-term debt,
   including current
   maturities              $  13,995,623  $     744,540   $   1,794,274  $    2,066,511 $     9,390,298
Capital leases                 3,101,424        644,642         482,559         345,018       1,629,205
Operating leases              20,087,012      1,941,106       3,725,195       3,540,064      10,880,647
                            ------------   ------------    ------------   -------------  --------------
Total contractual
   obligations             $  37,184,059  $   3,330,288   $   6,002,028  $    5,951,593 $    21,900,150
                            ============   ============    ============   =============  ==============

Our largest use of funds during 2002 was for the reconstruction of a restaurant facility which was damaged by fire during 2002, for payments of long-term debt and capital lease obligations, maintenance and improvement of existing restaurant facilities, and for the acquisition of the remaining 50% interest in TW-Springhurst. Our largest source of funds in 2002 was cash flow from operations, proceeds from the sale of property in the fourth quarter and proceeds from the Comapny's two mortgage revolving lines of credit. Our largest use of funds during 2001 was for the reconstruction of a restaurant facility, which was damaged by fire during 2000, and for payments on long-term debt and capital lease obligations. Our largest use of funds during 2000 was for capital expenditures consisting of land, building and equipment, the acquisition of the assets of two Tumbleweed restaurants from two related party franchisees and for payments on long-term debt and capital lease obligations. Our largest source of funds in 2000 was from insurance proceeds for property and equipment which were damaged in June 2000 and proceeds from long-term debt. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

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

Beginning in 2001, the Company had settlement discussions with the bank holding the TW-Tennessee line of credit, the other guarantors of that line of credit and certain of the shareholders of TW International Investors, Inc. and TWI-B, Inc. regarding the resolution of the suit which had been filed in March 2001 by the bank which had held the line of credit extended to TW-Tennessee (the "Tennessee Litigation") and related matters.

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

As a result of the Settlement Agreement, the Tennessee Litigation was dismissed. In addition, the parties to the settlement, including certain Directors of the Company (George Keller, David M. Roth and Minx M. Auerbach), granted mutual releases to one another regarding all matters, other than those specifically excluded. Among the matters excluded from the mutual release contained in the Settlement Agreement are claims asserted by the holder of the equipment leases granted to TW-Tennessee relative to guarantees by the Company and others, including David M. Roth, a Director of the Company, relative to such equipment leases. The Company agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $36,000 which the Company believes will be assumed and paid by other guarantors.

In the fourth quarter of 2001, as a result of the settlement discussions, the Company increased a reserve established in 2000 by the additional amount of $565,000, for a total of $1,290,000, of which $1,215,427 had been paid out as of December 29, 2002. The Company increased this reserve in 2001 to cover its portion of the settlement payments to the bank holding the TW-Tennessee line of credit and pay related costs, including legal expenses. The reserve also included an additional charge for the equipment lease which the Company assumed, and for payments made by the Company in 2001 on other lease financing claims related to TW-Tennessee. As of December 29, 2002, the reserve balance is approximately $74,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with these matters.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company had no contractual obligation to pay a $270,000 commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and seeking damages for fraud and misrepresentation. In response, AFI filed suit in the United States District
Court for the Eastern District of Missouri seeking payment of a $405,000 commitment fee plus additional charges, fees and costs all in the excess of $500,000 relating to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discover stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of December 29, 2002, the Company has not made an accrual for a potential liability in connection with this matter.

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

In 2003, the Company expects to construct one to two additional restaurant facilities. Our ability to expand our number of restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond our control. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which we intend to operate. There can be no assurance that we will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that our new restaurants will generate sales revenue or profit margins consistent with those of our existing restaurants, or that these new restaurants will be operated profitably.

In the next 12 months, the Company expects the demand on future liquidity to be principally from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of December 29, 2002, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities. In addition to the $1.2 million reserve established as a result of the GE financing package, we will utilize mortgage, sale/leaseback and/or landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants we plan to open in 2003. The remaining costs will be funded by available cash reserves and cash provided from operations. Management believes such sources will be sufficient to fund our expansion plans through 2003. Should our actual results of operations fall short of, or our rate of expansion significantly exceed plans, or should our costs of capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

OTHER EVENTS

Beginning January 1, 2002, the Company implemented a 401(k) plan. All employees who are at least 21 years of age with one year of service in which they worked a minimum of 1,000 hours are eligible. An employee can contribute up to 15% of their gross salary. The Company matches 25% of the first 4% an employee contributes. The employee becomes vested in the Company contribution based on a five-year vesting schedule. The Company match was approximately $67,000 in 2002.

On June 3, 2002, a group consisting of Gerald Mansbach, the Company's largest stockholder, Terrance A. Smith, the Company's Chairman, President and Chief Executive Officer, and David M. Roth, a director of the Company, submitted a proposal to the Company's Board of Directors to acquire of the Company's common stock not currently owned by them or others they may invite to join their group. The proposal contemplated a cash tender offer price of $1.75 per share. On June 5, 2002, three additional directors, Minx Auerbach, George Keller and Lewis Bass joined Gerald Mansbach, Terrance A. Smith and David M. Roth in their proposal to acquire all the Company's common stock not owned by their group at a price of $1.75 per share. The group owns approximately 60% of the Company's outstanding common stock.

The Board appointed a Special Committee of independent directors to evaluate the proposal. The Special Committee engaged an investment banking firm and a law firm to act as advisors in connection with its review of the tender offer proposal.

On or about October 28, 2002, the proposal to acquire all outstanding shares in the going private transaction was withdrawn. Mr. Gerald Mansbach, the largest shareholder of Tumbleweed shares and the lead participant in the going private proposal, notified Tumbleweed that he had decided, for personal reasons, to withdraw the going private proposal and would explore options for disposition of his existing shares.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company is exposed to interest rate changes primarily as a result of our variable rate debt instruments. As of December 29, 2002, approximately $10,900,000 of our debt bore interest at variable rates. A 1% change in the variable interest rate on this debt equates to an approximate $109,000 change in interest for a twelve month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
   Report of Independent Auditors                                          28

   Consolidated Statements of Operations for the fiscal years
    ended December 29, 2002 and December 31, 2001 and 2000                 29

   Consolidated Balance Sheets as of December 29, 2002 and
    December 31, 2001                                                      30

   Consolidated Statements of Stockholders' Equity for the fiscal
    years ended December 29, 2002 and December 31, 2001 and 2000           31

   Consolidated Statements of Cash Flows for the fiscal years ended
    December 29, 2002 and December 31, 2001 and 2000                       32

   Notes to Consolidated Financial Statements                              33

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tumbleweed, Inc.


We have audited the accompanying consolidated balance sheets of Tumbleweed, Inc. as of December 29, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended December 29, 2002 and each of the two fiscal years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tumbleweed, Inc. at December 29, 2002 and December 31, 2001 and the consolidated results of its operations and its cash flows for the fiscal year ended December 29, 2002 and each of the two fiscal years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method for accounting for goodwill and other intangible assets.




/s/ Ernst & Young LLP
Louisville, Kentucky
March 7, 2003



                                Tumbleweed, Inc.

                      Consolidated Statements of Operations


                                                                                   Fiscal Years Ended
                                                                     ---------------------------------------------
                                                                     December 29,    December 31,    December 31,
                                                                         2002            2001            2000
                                                                     ---------------------------------------------
Revenues:
   Restaurant sales                                                 $   54,076,024 $    56,025,886 $    51,820,600
   Commissary sales                                                      1,664,591       1,781,252       1,663,208
   Franchise fees and royalties                                          1,223,664       1,227,300       1,271,251
   Other revenues                                                          661,990         418,744         990,843
                                                                     -------------  --------------  --------------
Total revenues                                                          57,626,269      59,453,182      55,745,902
Operating expenses:
   Restaurant cost of sales                                             16,231,146      17,426,315      15,275,817
   Commissary cost of sales                                              1,496,587       1,562,049       1,460,704
   Operating expenses                                                   29,940,255      30,567,705      27,456,791
   Selling, general and administrative expenses                          5,983,857       6,107,159       6,598,299
   Preopening expenses                                                           -               -         490,394
   Depreciation and amortization                                         1,947,610       2,285,452       2,147,408
   Special charges                                                         103,773       4,294,539               -
   Loss on guarantees of indebtedness                                            -         565,000         725,000
                                                                     -------------  --------------  --------------
Total operating expenses                                                55,703,228      62,808,219      54,154,413
                                                                     -------------  --------------  --------------
Income (loss) from operations                                            1,923,041      (3,355,037)      1,591,489
Other income (expense):
   Interest expense, net                                                (1,007,126)     (1,276,903)     (1,458,650)
   Gain on sale of property                                                338,482               -               -
   Gain from insurance proceeds due to involuntary conversion
     of non-monetary assets                                                 91,693               -         554,864

   Equity in income (loss) of TW-Springhurst                                     -          81,318         (58,903)
                                                                     -------------  --------------  --------------
Total other expense                                                       (576,951)     (1,195,585)       (962,689)
                                                                     -------------  --------------  --------------
Income (loss) before income taxes, extraordinary item and cumulative
   effect of a change in accounting principle                            1,346,090      (4,550,622)        628,800
Provision (benefit) for income taxes -
   current and deferred                                                    730,234      (1,178,144)         65,439
                                                                     -------------  --------------  --------------
Income (loss) before extraordinary item and cumulative effect of a
   change in accounting principle                                          615,856      (3,372,478)        563,361
Extraordinary item - write-off of unamortized loan costs, net of tax       (76,743)              -               -
Cumulative effect of a change in accounting principle, net of tax       (1,503,776)              -               -
                                                                     -------------  --------------  --------------
Net income (loss)                                                   $     (964,663)$    (3,372,478)$       563,361
                                                                     =============  ==============  ==============
Basic and diluted earnings (loss) per share:
   Income (loss) before extraordinary item and cumulative effect of
    a change in accounting principle                                $         0.10 $         (0.58)$          0.10
   Extraordinary item - write-off of unamortized loan costs                  (0.01)              -               -
   Cumulative effect of a change in accounting principle, net of tax         (0.25)              -               -
                                                                     -------------  --------------  --------------
   Net income (loss)                                                $        (0.16)$         (0.58)$          0.10
                                                                     =============  ==============  ==============

See accompanying notes.

                                            Tumbleweed, Inc.

                                       Consolidated Balance Sheets


                                                                December 29,       December 31,
                                                                    2002               2001
                                                              -----------------   ---------------
Assets
Current assets:
   Cash and cash equivalents                                 $        1,334,631  $        757,266
   Accounts receivable, net allowance of $4,202 in 2001                 942,241           350,586
   Inventories                                                        1,786,207         1,785,481
   Deferred income taxes                                                      -           123,318
   Prepaid expenses and other assets                                    601,751           517,280
                                                              -----------------   ---------------
Total current assets                                                  4,664,830         3,533,931
Property and equipment, net                                          26,699,920        28,380,038
Goodwill, net of accumulated amortization of
   $723,897 in 2001                                                     174,657         2,349,646
Intangible assets                                                     1,524,530                 -
Investment in TW-Springhurst                                                  -           126,415
Deferred income taxes                                                   281,840                 -
Other assets                                                            631,365           507,320
                                                              -----------------   ---------------
Total assets                                                 $       33,977,142  $     34,897,350
                                                              =================   ===============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                          $        1,292,871  $      1,269,967
   Accrued liabilities                                                2,951,024         3,542,511
   Deferred income taxes                                                153,249                 -
   Current maturities on long-term
     debt and capital leases                                          1,191,874         1,601,374
                                                              -----------------   ---------------
Total current liabilities                                             5,589,018         6,413,852

Long-term liabilities:
   Long-term debt, less current maturities                           13,251,083        11,843,939
   Capital lease obligations, less current maturities                 1,437,683         1,989,820
   Deferred income taxes                                                      -            30,716
   Other liabilities                                                     65,000           120,000
                                                              -----------------   ---------------
Total long-term liabilities                                          14,753,766        13,984,475
                                                              -----------------   ---------------
Total liabilities                                                    20,342,784        20,398,327
Commitments and contingencies (Note 21)
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                          -                 -
   Common stock, $.01 par value, 16,500,000 shares
     authorized; 5,958,553 and 5,881,630 shares issued
     at December 29, 2002 and December 31, 2001,
     respectively                                                        59,587            58,818
   Paid-in capital                                                   16,393,235        16,294,006
   Treasury stock, 42,400 shares                                       (254,695)         (254,695)
   Retained deficit                                                  (2,563,769)       (1,599,106)
                                                              -----------------   ---------------
     Total stockholders' equity                                      13,634,358        14,499,023
                                                              -----------------   ---------------
Total liabilities and stockholders' equity                   $       33,977,142  $     34,897,350
                                                              =================   ===============

See accompanying notes.

                                Tumbleweed, Inc.
                 Consolidated Statements of Stockholders' Equity

       Fiscal Years Ended December 29, 2002 and December 31, 2001 and 2000


                                                                                          Retained
                                           Common Stock          Paid-In     Treasury     Earnings
                                     ------------------------
                                        Shares       Amount      Capital      Stock       (Deficit)        Total
                                     ------------  ----------  -----------  ----------   -----------    -----------

Balance at December 31, 1999            5,881,630 $    58,818 $ 16,294,006 $         -  $  1,210,011   $ 17,562,835
Net income                                      -           -            -           -       563,361        563,361
Purchase of 42,400 shares of
  treasury stock                          (42,400)          -            -    (254,695)            -       (254,695)
                                     ------------  ----------  -----------  ----------   -----------    -----------

Balance at December 31, 2000            5,839,230      58,818   16,294,006    (254,695)    1,773,372     17,871,501
Net loss                                        -           -            -           -    (3,372,478)    (3,372,478)
                                     ------------  ----------  -----------  ----------   -----------    -----------

Balance at December 31, 2001            5,839,230      58,818   16,294,006    (254,695)   (1,599,106)    14,499,023
Net loss                                        -           -            -           -      (964,663)      (964,663)
Issuance of common stock                   76,923         769       99,229           -             -         99,998
                                     ------------  ----------  -----------  ----------   -----------    -----------

Balance at December 31, 2002            5,916,153 $    59,587 $ 16,393,235 $  (254,695)  $(2,563,769)  $ 13,634,358
                                     ============  ==========  ===========  ==========   ===========    ===========

See accompanying notes.

                                Tumbleweed, Inc.

                      Consolidated Statements of Cash Flows

                                                                              Fiscal Years Ended
                                                             ----------------------------------------------------
                                                              December 29,        December 31,      December 31,
                                                                  2002                2001              2000
                                                             ---------------    ----------------   --------------
Operating activities:
   Net income (loss)                                        $       (964,663)  $      (3,372,478) $       563,361
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities:
        Cummulative effect of a change in accounting principle     2,349,646                   -                -
        Depreciation and amortization                              1,947,610           2,285,452        2,147,408
        Provision for doubtful accounts                                    -               4,202           68,464
        Deferred income taxes                                        (35,989)         (1,027,371)          63,015
        Loss on guarantees of indebtedness                                 -             565,000          725,000
        Special charges                                              103,773           4,294,539                -
        Equity in loss of  TW-Springhurst, net of
        distributions received of $96,000 in 2001                          -              14,682           58,903
        Gain on sale of property                                    (338,482)                  -                -
         ain from insurance proceeds due to involuntary
        G   conversion of non-monetary assets                        (91,693)                  -         (554,864)
        Write-off of unamortized loan costs                           95,951                   -                -
        Loss on disposition of property and equipment                111,238              66,841           38,250
        Changes in operating assets and liabilities:
          Accounts receivable                                       (186,169)            403,168            2,035
          Inventories                                                (15,713)           (177,928)        (121,404)
          Prepaid expenses                                           (64,165)            (57,997)        (286,157)
          Other assets                                              (338,275)             52,379          (89,452)
          Accounts payable                                            24,990             156,524           11,418
          Accrued liabilities                                       (579,467)           (123,402)         (41,178)
          Income taxes                                               (39,278)            230,547         (302,251)
          Other liabilities                                          (55,000)            (20,000)         (20,000)
                                                             ---------------    ----------------   --------------
Net cash provided by operating activities                          1,924,314           3,294,158        2,262,548

Investing activities:
   Purchases of property and equipment                            (1,063,911)         (1,255,406)      (3,090,936)
   Insurance proceeds for property and equipment                           -                   -        1,299,352
   Business acquisitions                                            (150,000)                  -       (1,806,333)
   Proceeds from sale before debt payment                          1,125,815                   -                -
   Investment in TW-Springhurst                                            -                   -         (200,000)
                                                             ---------------    ----------------   --------------
Net cash used in investing activities                                (88,096)         (1,255,406)      (3,797,917)

Financing activities:
   Proceeds from issuance of long-term debt                        1,934,973           3,704,120        6,423,960
   Payments on long-term debt and capital lease obligations       (3,193,826)         (5,267,435)      (4,992,256)
   Purchase of treasury stock                                              -                   -         (254,695)
                                                             ---------------    ----------------   --------------
Net cash provided by (used in) financing activities               (1,258,853)         (1,563,315)       1,177,009
                                                             ---------------    ----------------   --------------

Net increase (decrease) in cash and cash equivalents                 577,365             475,437         (358,360)
Cash and cash equivalents at beginning of year                       757,266             281,829          640,189
                                                             ---------------    ----------------   --------------
Cash and cash equivalents at end of year                    $      1,334,631   $         757,266  $       281,829
                                                             ===============    ================   ==============

Supplemental cash flow information:
   Cash paid for interest, net of amount capitalized        $        977,309   $       1,287,461  $     1,477,172
                                                             ===============    ================   ==============
   Cash paid for income taxes                               $         55,914   $           4,085  $       304,674
                                                             ===============    ================   ==============
Noncash investing and financing activities:
   Equipment acquired by capital lease obligations          $              -   $               -  $       224,906
                                                             ===============    ================   ==============
    Licensing rights acquired by assumption of debt         $      1,425,968   $               -  $             -
                                                             ===============    ================   ==============
    Licensing rights acquired by issuance of stock          $         99,998   $               -  $             -
                                                             ===============    ================   ==============

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

Prior to the merger, Tumbleweed and its owners (Members) operated pursuant to an Operating Agreement dated September 19, 1994. Members of Tumbleweed consisted of Common Members, Class A Members, Class B Members and a Class C Member. The capital accounts of the Common, Class B and Class C Members were $(394,000), $747,959 and $500, respectively, as of December 31, 1998. Class A Members had, in addition to their cash contributions, provided financing which was accounted for as redeemable members' equity prior to Tumbleweed's assumption of the debt on December 31, 1998. Certain Common Members acted as the Managers of Tumbleweed and, acting unanimously, generally had voting control of Tumbleweed.

Restaurant Facilities

As of December 29, 2002, the Company owned, franchised or licensed 56 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 19 franchised restaurants located in Indiana, Illinois, Kentucky and Wisconsin and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the fiscal years presented.


                                                   2002       2001       2000
                                                   ----       ----       ----
Company-owned restaurants:
     In operation, beginning of fiscal year         36         36         29
     Restaurants opened                              -          -          4
     Restaurant sold to franchisee                  (1)         -          -
     Restaurants closed                             (4)         -          -
     Joint venture restaurant opened                 -          -          1
     Restaurants purchased from franchisee           -          -          2
                                                    --         --         --
     In operation, end of fiscal year               31         36         36
                                                    --         --         --

Franchise and licensed restaurants:
     In operation, beginning of fiscal year         29         27         22
     Restaurants opened                              -          3         10
     Restaurants closed                             (5)        (1)        (3)
     Restaurant purchased from
          Tumbleweed, Inc.                           1          -          -
     Restaurants sold to Tumbleweed, Inc.            -          -         (2)
                                                    --          -         --
     In operation, end of fiscal year               25         29         27
                                                    --         --         --
          System Total                              56         65         63
                                                    ==         ==         ==

On January 1, 2002, the Company purchased from its joint venture partner the remaining 50% interest in a restaurant location. See Note 10 for a further discussion of this transaction. During the first quarter of 2002, the Company closed four Company-owned restaurant locations. The restaurants were located in Cincinnati, Ohio (2), Columbus, Ohio (1), and Evansville, Indiana (1). The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. During the second quarter of 2002, the Company sold one of its restaurant locations to a franchisee in accordance with the Company's plan established in the fourth quarter of 2001. See Note 14 for a discussion regarding special charges which were recorded in 2001 as a result of these restaurant closings.

Fiscal Year

Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. The first three quarters of each fiscal year, beginning in 2002, consist of 12 weeks and the fourth quarter consists of 16 weeks. Fiscal year 2002 consists of 363 days compared to 365 days in 2001, which resulted in lower revenues of approximately $300,000.

Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interest method of accounting and SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually, or more frequently if certain indicators arise. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption with any impairments identified treated as a cumulative effect of a change in accounting principle. The adoption of SFAS No. 142 had a significant impact on the Company's financial position and results of operations as described in Note 4.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of net book value or fair market value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also broadens the presentation of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such reporting to discontinued segments of a business. The adoption of SFAS No. 144 had no impact on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for the Company in 2003. SFAS No. 145 eliminates SFAS No. 4, which required all gains (losses) from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, and thus, gains (losses) from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No. 145 rescinds SFAS No. 44 and 64 because the statements are no longer applicable. Tumbleweed plans to adopt SFAS No. 145 in 2003 which will result in reclassifying its loss on unamortized loan costs from an extraordinary item to an operating item in the Consolidated Statement of Operations for the 2003 fiscal year.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. A commitment to an exit or disposal plan no longer will be sufficient basis for recording a liability for those activities. The adoption of SFAS No. 146 in 2003 is not expected to have an immediate material impact on the Company's financial condition or results of operations, however, the Company may have future exit or disposal activities to which SFAS No. 146 would apply.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which was effective for disclosure purposes for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock based compensation and the effect on reported results. The provisions regarding alternative methods of transition do not apply to the Company which continues to account for stock-based compensation using the intrinsic value method. The disclosure provisions have been adopted in Note 2.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 contains recognition and measurement provisions that require certain guarantees to be recorded as a liability, at the inception of the guarantee, at fair value. Current accounting practice is to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make new disclosures. The recognition and measurement provisions are effective for guarantees issued after December 31, 2002. Management does not expect the adoption of FIN 45 to have a significant impact on the Company's financial condition or results of operations.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Prior to January 1, 2002, the Company's investment in TW-Springhurst (see Note 10) was accounted for using the equity method, under which the Company's share of earnings or losses were reflected in income as earned.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits at financial institutions with initial maturities of less than three months when purchased.

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

Goodwill

Prior to 2002, the Company amortized goodwill on the straight-line method over thirty years. As of January 1, 2002, the Company adopted the new accounting pronouncement related to goodwill (see Notes 1 and 4). In lieu of amortization, the Company tests goodwill for impairment on an annual basis, unless conditions exist which would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time.

Long-Lived Assets

The carrying amount of long-lived assets is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the asset over the remaining amortization period, the carrying amount of long-lived assets would be written down to current fair value, which is generally determined from estimated discounted future net cash flows (assets held for use) or current fair value less cost to sell (assets held for sale). See Note 14 for a discussion regarding a write-down of assets in 2001.

Stock-Based Compensation Costs

The Company has a stock-based compensation (stock option) plan which is described more fully in Note 16. The Company accounts for the plan using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Because all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plan been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's consolidated net income (loss) and earnings (loss) per share would have been as follows:


                                                                      Fiscal Year Ended
                                                   -------------------------------------------------------
                                                    December 29,       December 31,       December 31,
                                                        2002               2001               2000
                                                   ---------------    --------------    ----------------

Net income (loss) as reported                     $       (964,663)  $    (3,372,478)  $         563,361
Stock-based compensation cost using fair value
  method, net of related tax effects                       753,606         1,203,622             584,729
                                                   ---------------    --------------    ----------------
Pro forma net loss                                $     (1,718,269)  $    (4,576,100)  $         (21,368)
                                                   ===============    ==============    ================

Earning (loss) per share:
  Basic and diluted, as reported                  $          (0.16)  $         (0.58)  $            0.10
  Pro forma basic and diluted                                (0.29)            (0.78)              (0.00)

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

Company contributions to the Marketing Funds for the fiscal years ended December 29, 2002 and December 31, 2001and 2000 were $455,152, $415,611 and $123,435, respectively. Advertising expense, which includes the Company's contributions to the Marketing Funds, for the fiscal years ended December 29, 2002 and December 31, 2001 and 2000 were $1,800,927, $1,915,577 and $1,570,179, respectively.

3. Property and Equipment

Property and equipment consist of:

                                                  December 29,    December 31,
                                                      2002            2001
                                                      ----            ----

Land and land improvements                      $     8,638,300 $     9,048,317
Building and improvements                            12,775,399      13,010,660
Leasehold improvements                                2,382,305       2,195,482
Equipment                                             7,898,636       7,383,451
Building and equipment under capital leases           3,777,836       4,139,892
Construction in progress                                309,335          13,011
                                                 ------------------------------
                                                     35,781,811      35,790,813
Less accumulated depreciation and amortization       (9,081,891)     (7,410,775)
                                                 ------------------------------
                                                $    26,699,920 $    28,380,038
                                                 ==============================

4. Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets." During the first quarter of 2002, the Company determined that all goodwill as of January 1, 2002 related to two reporting units was impaired. The fair value of each unit was determined using appropriate valuation techniques. As a result of the transitional impairment test, an impairment loss in the amount of $1,503,776, net of tax, was recorded as a cumulative effect of a change in accounting principle during the first quarter of 2002.

During the fourth quarter of 2002, the Company completed the annual test of impairment and determined that there was no impairment of the $174,657 goodwill acquired during the purchase of the remaining 50% interest in TW-Springhurst. See Note 10 for a further discussion of this transaction.

If the Company had accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (loss) and income (loss) per share would have been as follows:


                                                                        Fiscal Years Ended
                                                        ---------------------------------------------------
                                                          December 29,      December 31,      December 31,
                                                              2002              2001              2000
                                                        ----------------   --------------    --------------

Net income (loss), as reported                         $        (964,663)  $   (3,372,478)  $       563,361
Add back:
   Goodwill amortization, net of tax                                   -          135,488           117,917
                                                        ----------------   --------------    --------------
Adjusted net income (loss)                             $        (964,663)  $   (3,236,990) $        681,278
                                                        ================   ==============    ==============

Basic and diluted earnings (loss) per share:
   Net income (loss), as reported                      $           (0.16) $         (0.58) $           0.10
   Goodwill amortization, net of tax                                   -             0.02              0.02
                                                        ----------------   --------------    --------------
   Adjusted net income (loss)                          $           (0.16) $         (0.56)  $          0.12
                                                        ================   ==============    ==============



The following table sets forth changes in the Company's goodwill for the fiscal year ended December 29, 2002. All transactions occurred in the restaurant segment.


Balance as of January 1, 2002                                 $    2,349,646
Goodwill acquired (see Note 10)                                      174,657
Impairment loss                                                   (2,349,646)
                                                               -------------
Balance as of December 29, 2002                               $      174,657
                                                               =============

The Company acquired Tumbleweed International, LLC (see Note 11) during the first quarter of 2002, which resulted in the acquisition of an intangible asset in the amount of $1,525,966 and is included in the corporate segment. The intangible asset consists of $1,455,966 in international licensing rights, which are indefinitely lived assets not subject to amortization under SFAS No. 142, and $70,000 of existing franchise contracts, which are definite lived assets amortized over the 45 year contract period. During 2002, the Company recorded amortization expense totaling $1,436 for the definite lived intangible. The amortization expense for each of the next five years will approximate $1,555 per year.

5. Accrued Liabilities

Accrued liabilities consist of:

                                                         December 29,     December 31,
                                                             2002             2001

Accrued payroll, severance and related taxes           $       979,082  $        946,545
Accrued insurance and fees                                     178,117           192,978
Accrued taxes, other than payroll                              609,900           683,449
Gift card and certificate liability                            524,870           475,914
Reserve for loss on guarantees of indebtedness                  74,573           565,000
Reserve for store closing costs                                290,990           601,186
Other                                                          293,492            77,439
                                                        --------------------------------
                                                       $     2,951,024  $      3,542,511
                                                        ================================

6.  Long-Term Debt

Long-term debt consists of:


                                                               December 29,     December 31,
                                                                   2002             2001
                                                           -----------------------------------
Secured  $5,960,000  mortgage revolving line of
credit note, bearing interest at prime rate
plus .25% (4.5% at December 29, 2002), due
December 31, 2003                                           $       5,801,148 $      5,726,148

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65% (3.95% at
December 29, 2002), due April 1, 2003                               2,130,342        2,299,567

Secured  mortgage  payable,   bearing  interest  at
7.5%,  payable  in  monthly installments through
January 22, 2007 with a lump sum payment due
February 22, 2002                                                   1,395,253                -


                                    (Continued next page)









6.  Long-Term Debt (continued)


                                                               December 29,     December 31,
                                                                   2002             2001
                                                             ---------------------------------
Secured mortgage note payable,  bearing interest at
prime rate plus 1% (5.25% at December 29, 2002), payable
in monthly installments through October 1, 2017             $         972,916 $      1,009,847

Secured mortgage note payable, bearing interest at
8.75%, payable in monthly installments through
February 15, 2008                                                     838,428          881,933

Secured $875,000 mortgage revolving line of credit
note, bearing  interest at prime rate plus 2.0% (6.25% at
December 29, 2002) due April 1, 2003                                  874,868          964,868


Secured mortgage note payable, bearing interest at prime
rate (4.25% at December 29, 2002), payable
in monthly installments through March 1, 2006                         570,604          613,632

Secured mortgage note payable, bearing interest at
prime rate plus 1.25% (5.5% at December 29,
2002),  payable in monthly installments through
November 27, 2016                                                     521,875          559,375


Secured mortgage note payable, bearing interest at
10.52%, payable in monthly installments through
August 18, 2005                                                      319,373           417,937

Unsecured note payable bearing interest at 7.5%, due
February 22, 2007                                                    282,113                 -

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65%, due April 1, 2003                        -           224,611

Other installment notes payable                                      288,703           206,167
                                                            ----------------------------------
                                                                  13,995,623        12,904,085
Less current maturities                                              744,540         1,060,146
                                                            ----------------------------------
Long-term debt                                             $      13,251,083 $      11,843,939
                                                            ==================================

Property and equipment with a net book value of approximately $20,500,000 at December 29, 2002 collateralize the Company's long-term debt.

The terms of certain loan agreements include various provisions which require the Company to (i) maintain defined net worth and coverage ratios, (ii) limit the incurrence of certain liens or encumbrances in excess of defined amounts,
(iii) maintain defined leverage ratios and (iv) prohibit the payment of dividends. The Company was in violation of the debt coverage ratio covenant related to the revolving lines of credit (balances as of December 29, 2002 were $5,801,148 and $874,868) as of December 29, 2002. As a result of the Company completing an $18.0 million financing package on December 31, 2002 (see discussion below), it was not necessary for the Company to obtain covenant waivers as these revolving lines of credit were repaid.

Subsequent to year end on December 31, 2002, the Company completed an $18.0 million financing package with GE Capital Franchise Finance Corporation. The financing package consolidates all of the Company's outstanding debt and equipment capital leases and provides approximately $3.0 million for the remodel and expansion of Company restaurants. The debt bears interest at both fixed rates ranging from 8.32% to 8.52% ($8,872,000) and a variable rate of LIBOR plus

4.20% ($9,128,000) with terms of 10 to 15 years. The debt is secured by fifteen fee simple properties and substantially all of the equipment owned by the Company. The Company is required to meet various financial ratios which management expects to be in compliance with throughout 2003.

The aggregate annual maturities of the long-term debt for the years subsequent to December 29, 2002, giving effect to the refinancing on December 31, 2002, are as follows:

                 2003                       $    744,540
                 2004                            864,791
                 2005                            929,483
                 2006                            996,961
                 2007                          1,069,550
                 Thereafter                    9,390,298
                                             -----------
                 Total                      $ 13,995,623
                                             ===========

7.   Leases

The Company leases certain buildings and equipment under capital lease agreements with related and third parties. The equipment leases have five to seven year terms. The building leases expire in 2016 and 2017. Subsequent to year end on December 31, 2002, the Company completed an $18.0 million financing package (see Note 6) which consolidated the Company's outstanding debt and equipment capital leases. The building capital leases which remain in effect subsequent to the refinancing have future minimum lease payments totaling approximately $2,492,000. The table below does not give effect to the refinancing on December 31, 2002. Future minimum lease payments under the building and equipment capital leases and the net present value of the future minimum lease payments at December 29, 2002 were as follows:


                                                         Related            Other
                                                       Party Lease          Leases          Total
                                                       -----------          ------          -----

2003                                                  $      84,000     $     560,642  $      644,642
2004                                                         84,000           226,050         310,050
2005                                                         84,000            88,509         172,509
2006                                                         84,000            88,509         172,509
2007                                                         84,000            88,509         172,509
Thereafter                                                  840,000           789,205       1,629,205
                                                       ----------------------------------------------
Total minimum lease payments                          $   1,260,000     $   1,841,424       3,101,424
                                                       ==============================
Less amount representing interest
   at 6.25% to 11.30%                                                                      (1,216,407)
                                                                                        -------------
      Net present value of lease payments                                                   1,885,017
Less current maturities                                                                      (447,334)
                                                                                        -------------
Long-term portion of capital lease obligations                                         $    1,437,683
                                                                                        =============

The Company leases certain restaurants and equipment under operating leases having terms expiring between 2003 and 2017. Most of the restaurant facility leases have renewal clauses of five to twenty years exercisable at the option of the Company and one of the leases is with a related party. Certain leases require the payment of contingent rentals based on a percentage of gross revenues. The related party operating lease requires the payment of contingent rent based on 30% of the restaurant's positive net cash flow.

Future minimum lease payments on operating leases at December 29, 2002 were as follows:

                 Related
                  Party           Other
                  Lease           Leases            Total
               -------------------------------- -------------

2003          $     60,000    $   1,881,106   $     1,941,106
2004                60,000        1,881,506         1,941,506
2005                60,000        1,723,689         1,783,689
2006                60,000        1,709,342         1,769,342
2007                60,000        1,710,722         1,770,722
Thereafter         605,000       10,275,647        10,880,647
               ----------------------------------------------
             $     905,000     $ 19,182,012   $    20,087,012
               ==============================================

Total rental expense was approximately $2,173,000 in 2002, $2,302,000 in 2001 and $1,975,700 in 2000 and included contingent rent of approximately $200,000 in 2002, $204,000 in 2001and $244,000 in 2000. Rental expense for related party leases was approximately $246,000 in 2002, $264,000 in 2001and $304,000 in 2000.

8.   Income Taxes

The components of the provision (benefit) for income taxes for the fiscal years ended December 29, 2002, and December 31, 2001 and 2000 related to income (loss) before extraordinary item and cumulative effect of a change in accounting principle consists of the following:


                                          2002           2001          2000
                                      -----------    -----------   ------------
Current - federal                    $   (125,416)  $   (150,773) $       2,424
Deferred                                  855,650     (1,027,371)        63,015
                                      -----------    -----------   ------------
                                          730,234   $ (1,178,144) $      65,439
                                      ===========    ===========   ============

The provision (benefit) for income taxes for the fiscal years ended December 29, 2002 and December 31, 2001 and 2000 on income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle differs from the amount computed by applying the statutory federal income tax rate due to the following:



                                         2002           2001           2000
                                      -----------    -----------   ------------
U.S. federal income taxes at 34%     $    457,671   $ (1,547,212) $     213,792
State income taxes, net of federal
  tax effect                                    -       (180,205)      (138,034)
Valuation allowance against deferred
 income tax assets                        332,168        655,770              -
Employment tax credits                   (185,361)      (139,632)       (97,483)

Other items                               125,756         33,135         87,164
                                      -----------    -----------   ------------
Provision (benefit) for income taxes $    730,234   $ (1,178,144) $      65,439
                                      ===========    ===========   ============

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                    December 29,       December 31,
                                                        2002               2001
                                                   ---------------    ---------------
Deferred tax assets:
     Asset impairment and store closings          $      1,066,520   $      1,550,753
     Intangible write off                                  845,891                  -
     Tax credit and state net operating  loss
        carryforwards                                    1,102,441            661,139
     Unearned revenue and other                            259,150            419,441
     Book over tax amortization                                  -                  -
                                                   ---------------    ---------------
          Total deferred tax assets                      3,274,002          2,631,333
Deferred tax liabilities:
     Deferred expenses and other                        (1,005,499)          (930,752)
     Tax over book depreciation                           (865,651)          (867,259)
     Tax over book amortization                           (185,193)           (84,950)
                                                   ---------------    ---------------
          Total deferred tax liabilities                (2,056,343)        (1,882,961)
Valuation allowance                                     (1,089,068)          (655,770)
                                                   ---------------    ---------------
Net deferred tax asset (liability)                $        128,591   $         92,602
                                                   ===============    ===============
Classification:
     Current asset                                $              -   $        123,318
     Non-current asset                                     281,840                  -
     Current liability                                    (153,249)                 -
     Non-current liability                                       -            (30,716)
                                                   ---------------    ---------------
                                                  $        128,591   $         92,602
                                                   ===============    ===============

Deferred tax assets and liabilities are classified as current or long-term according to the related asset and liability classification of the item generating the tax.

As of December 29, 2002, the Company has state net operating loss carryforwards of approximately $6,200,000 which begin expiring in 2015. Also, as of December 29, 2002, the Company has a $20,222 alternative minimum tax credit carryforward which has no expiration date, as well as $465,000 of employment tax credit carryforwards which begin expiring in 2019, available to offset future U.S. federal income taxes. Management has concluded that it is more likely than not that certain of the Company's deferred tax assets related to state net operating loss carryforwards and general business tax credits will not be realized. Accordingly, these deferred tax assets have been offset by a valuation allowance at December 29, 2002.

9.   Related Party Transactions

Franchise fees and royalties recorded by the Company in relation to TW-Tennessee were approximately $36,800 in 2000. The Company also provided management and accounting services for TW-Tennessee for which fees were charged. Such management and accounting fees recorded in other revenues totaled approximately$12,200 in 2000. During 2002 and 2001, the Company recognized no income in relation to TW-Tennessee.

During the year ended December 31, 2000, the Company assumed a TW-Tennessee equipment lease which it had previously guaranteed. The equipment is being utilized to replace the equipment in the Company-owned restaurant which was destroyed as result of a fire in June 2000 (see Note 12). The capital lease had a balance of approximately $225,000 on the date the lease was assumed, and as of December 29, 2002 the lease has a balance of approximately $107,000.

Two common stockholders, one of which is also a director of the Company, are members in TW-Indiana, LLC, which in April 1998 acquired the franchise rights to five full-service Tumbleweed restaurants in Indiana and Kentucky from a third party. As of December 29, 2002, TW-Indiana, LLC operated eight full-service Tumbleweed restaurants. Franchise fees and royalties recorded by the Company in relation to this entity were approximately $477,000, $448,000 and $300,000 in

2002, 2001 and 2000, respectively. As of December 29, 2002 and December 31, 2001, the Company had an interest free note receivable of $45,000 from TW-Indiana, LLC with a maturity date of December 31, 2002. Subsequent to December

29, 2002, the note receivable was repaid.

TW-Indiana, LLC and a director of the Company are also members of TW-Seymour, LLC, a franchisee of the Company which opened a full-service Tumbleweed restaurant in Indiana during 1999. Franchise fees and royalties recorded by the Company in relation to this entity were approximately $50,000, $59,000 and, $45,000 in 2002, 2001 and 2000, respectively.

During the year ended December 31, 2000, the Company entered into management agreements with five companies who own Tumbleweed franchise restaurants with respect to five restaurant locations. The management agreements require the franchisees to pay certain fees to the Company in exchange for the Company providing operations management and accounting services to the franchisees. Certain current and former directors and officers of the Company owned substantial interests in these companies. Franchise fees and royalties recorded by the Company in 2001and 2000 in relation to these entities were approximately $11,000 and $227,000, respectively. Management and accounting fees recorded in other revenues by the Company in 2001and 2000 in relation to these entities were approximately $4,300 and $65,000, respectively. During the year ended December 31, 2000, the Company purchased the assets of two of these companies. See Note 10 for information regarding these transactions. Also during 2000, one of the five restaurant locations discussed above ceased operations. During 2001, the Company received equipment in exchange for an approximately $79,000 note receivable from a related party franchisee at the time the franchisee ceased operations. During 2002, the last managed store ceased operations. The Company had not recorded any royalties, management or accounting fees from this franchisee during 2002.

A provision for doubtful accounts of approximately $68,000 was recorded during 2000 for the write-off of the balance due from a related party franchisee (discussed in the paragraph above) for accounting fees, royalties and franchise fees.

Additional related party transaction information is provided in Notes 10 and 11.

10.  Business Acquisitions

During the year ended December 31, 2000, the Company made a $200,000 investment in TW-Springhurst, LLC ("TW- Springhurst"), the owner and operator of a Tumbleweed restaurant in Louisville, Kentucky. During the year ended December 31, 2001, the Company received a cash distribution of $96,000 from TW-Springhurst. Through December 31, 2001, the Company had a 50% interest with the remaining 50% held by TW-Springhurst Investors, LLC. A current and former director of the Company owned TW-Springhurst Investors, LLC. The Company's share of TW-Springhurst's net income (loss) was $81,318 and ($58,903) for the years ended December 31, 2001 and 2000, respectively. On January 1, 2002, the Company acquired the remaining 50% interest held by TW-Springhurst Investors for $267,000. The acquisition was funded from cash reserves ($150,000) and a note payable to TW-Springhurst Investors ($117,000). The Company also assumed TW-Springhurst, LLC's note payable to a bank which had a balance of approximately $161,000 on the date of purchase. An independent business valuation appraisal was used to assist Company management in determining the purchase price.

The purchase price has been allocated as follows:


Assets and liabilities acquired:
   Inventory                         $         55,674
   Property and equipment                     317,601
   Deposits                                     1,200
   Other                                        5,677
   Note payable                              (161,394)
                                      ---------------
                                              218,758
Investment in TW-Springhurst                 (126,415)
Goodwill                                      174,657
                                      ---------------
                                     $        267,000
                                      ===============

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
                                     =============

On October 1, 2000, the Company purchased the assets of the Medina, Ohio Tumbleweed restaurant from TW-Medina, LLC (a limited liability company in which a current director of the Company owned a substantial interest) for $876,933. The purchase price for the business and property was at fair market value as determined by an independent business valuation appraisal. The purchase price has been allocated as follows based upon the fair values of the assets acquired and liabilities assumed:



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

11. Acquisition of International

In August 1997, Tumbleweed, LLC entered into the International Agreement with Tumbleweed International, LLC ("International"), a restaurant developer based in Hanau, Germany. The International Agreement granted certain licensing and franchising rights to International for the development of Tumbleweed restaurants outside of the Western Hemisphere. International was a limited liability company owned by three corporations which are controlled by current directors and stockholders of the Company. In 2001 and 2000, International paid approximately $10,600 and $7,400, respectively, in fees to the Company under the International Agreement.

On January 1, 2002, the Company purchased the ownership interest in International for $1.5 million from TW-International Investors, Inc. and Chi-Chi' International Operations, Inc. ("CCIO"). CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW-International Investors, Inc. include three current directors of the Company. The acquisition gives the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW-International Investors, Inc. and issued 76,923 shares of its common stock to CCIO. The Company has entered into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

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
                                     =============

12. Involuntary Conversion of Non-Monetary Assets

As a result of a fire on July 11, 2002 at a Company-owned restaurant in Ohio, an involuntary conversion of a non-monetary asset occurred which resulted in a gain of approximately $92,000. The gain represents the difference between the carrying amount of the Company's assets which were destroyed in the fire (equipment and inventories of approximately $313,000, in total, at the time of the fire) and the amount collected and estimated amounts to be collected from the insurance company (approximately $405,000). In addition, the Company recorded other revenues of approximately $200,000 (business interruption) and continuing expense reimbursement of $157,000 in 2002 as a result of the fire. As of December 29, 2002, the Company has received a total of approximately $1,222,900 from the insurance company for Company and landlord assets which were destroyed in the fire ($884,400), business interruption ($198,700) and continuing expense reimbursement ($139,800).

As a result of a fire which occurred June 7, 2000 at a Company-owned restaurant in Kentucky, an involuntary conversion of non-monetary assets occurred which resulted in a $554,864 gain. The gain represents the difference between the carrying amount of the restaurant's assets which were destroyed (building, equipment and inventories of $744,488, in total, at the time of the fire) and the amount collected from the insurance company ($1,299,352). The Company also received approximately $605,000 from the insurance company for business interruption ($280,000) and continuing expenses ($120,000) through December 31, 2000. The additional $205,000 received was for estimated business interruption and continuing expenses in 2001. Accordingly, the Company recorded this as deferred income in the accompanying consolidated balance sheet as of December 31, 2000 and subsequently recognized the $205,000 as other income during 2001.

13. Sale of Property

In December 2002, the Company sold the land and building of a Company-owned restaurant which closed in the first quarter of 2002 (see Note 1) for $1,575,000. The sale resulted in a gain of $338,482 and cash proceeds prior to debt repayment of $1,125,815. A portion of the cash proceeds were used to pay off the $224,611 mortgage note payable associated with the restaurant. The remaining proceeds will be used for capital improvements to existing stores and to provide partial funding for the construction of additional restaurants.

14.  Special Charges

The Company recorded special charges of $103,773 in the fourth quarter of 2002. The special charges represent the write- off of various costs that were incurred as a result of the proposal to acquire all outstanding shares in a going private transaction which was originally announced in June 2002. In the fourth quarter of 2002, Mr. Gerald Mansbach, the largest shareholder of Tumbleweed shares and the lead participant in the going private transaction, notified Tumbleweed that he had decided, for personal reasons, to withdraw the going private proposal and is exploring other options for the disposition of his existing shares.

The Company recorded special charges of $4,294,539 in the fourth quarter of 2001. The special charges include a $3,683,353 charge to earnings in accordance with SFAS No. 121, "Impairment of Long-Lived Assets." This charge reflects the write-down of assets associated with six restaurants, four of which closed in the first quarter of 2002. The Company sold one of the remaining two restaurants to a current franchisee and continues to operate the other restaurant for the present. The restaurant closings were part of a strategic management decision to eliminate lower sales volume restaurants that were unprofitable in 2001 and to focus its energies on the continued improvement of per-store average sales volumes. The special charges also included $611,186 for lease obligations and other costs related to the decision to close these restaurants, of which approximately $306,000 was paid out during 2002. At December 29, 2002, approximately $295,000 remains accrued for lease obligations and for anticipated costs connected with the disposal of one restaurant site. No additional accrual was required during 2002 in connection with the closing of these restaurants.

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
                           ===============    =============     ==============

The value at December 31, 2001 was determined as follows. For stores being disposed of, the value was based on the estimated net proceeds from the sale of the assets. For the other store being operated, the Company estimated the fair value of the restaurant based on estimated future discounted cash flows from its use and eventual disposition.

The operating results of the restaurants to be disposed of before the special charges included in the accompanying consolidated statements of operations are as follows:


                                        2001              2000
                                   ---------------    -------------
Revenues                          $      5,513,743   $    4,324,921
Loss from operations                      (378,843)        (209,863)

15.  Treasury Stock

On January 14, 2000, the Board of Directors approved the repurchase from time to time of up to $500,000 of the Company's common stock. Purchases are to be made in the open market as well as by private transaction at times and prices considered appropriate by the Company, subject to applicable rules and regulations. The purchases were funded by cash reserves. Through December 29, 2002, the Company had repurchased 42,400 shares at a total cost of $254,695.

16.  Stock Incentive Plan

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

As of December 29, 2002, cumulative total options to purchase 1,481,077 shares of the Company's common stock had been granted to employees and directors of the Company at prices ranging from $0.85 to $10.00 per share which expire at various dates from 2009 to 2012 with a contractual life of 10 years. Initial grants of approximately 492,000 options were made at an exercise price equal to the Company's initial public offering price of $10.00 per share . The exercise price of subsequent grants were equal to the market price at the time of the grant.

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

Activity in the Plan during the fiscal years ended December 29, 2002 and December 31, 2001 and 2000 was:


                                     2002                         2001                         2000
                           -------------------------    ------------------------    -------------------------
                                          Weighted                    Weighted                     Weighted
                                          Average                      Average                      Average
                            Options    Exercise Price    Options   Exercise Price    Options    Exercise Price
                            -------    --------------    -------   --------------    -------    --------------
Outstanding at the
    beginning of the year     981,385      $4.87         1,044,454      $9.52          532,666       $9.34
Granted                        19,000       1.03            85,000       1.80          811,636        3.73
Exercised                           -        -                   -        -                  -         -
Forfeited                     (68,569)      4.63          (148,069)      5.75         (299,848)       8.28
                            ---------                    ---------                   ---------
Outstanding at the
    end of the year           931,816      $4.76           981,385      $4.87        1,044,454       $5.30
                            =========                    =========                   =========
Exercisable at the end
    of the year               656,928      $5.47           383,251      $6.04          112,948       $9.52
                            =========                    =========                   =========

The  following  table  summarizes   information  about  employee  stock  options
outstanding at December 31, 2002:


      Range of            Number          Weighted Average
  Exercise Prices       Outstanding        Exercise Price
  ---------------
       $10.00                191,955           $10.00
   $4.50 - $6.25              43,525            $5.38
   $0.93 - $3.88             696,336            $3.28
                       -------------
                             931,816
                       =============

The remaining contractual life of the outstanding stock options ranges from 6.1 years to 9.9 years.

The Company accounts for the Plan as described in Note 2. The weighted average fair value of options granted was determined using the Black-Scholes option pricing model with the following assumptions:

(1) risk-free interest rate of 4.6% to 6.50 %; (2) dividend yield of 0%; (3) expected life of 6.5 years; and (4) volatility of .921% in 2002, .842% in 2001 and .885% in 2000. Results may vary depending on the assumptions applied within the model. The weighted average fair value per share of options granted was $0.82, $1.38 and $3.68 for 2002, and 2001 and 2000, respectively.

17.  401(k) Plan

Beginning January 1, 2002, the Company implemented a 401(k) plan. All employees who are at least 21 years of age with one year of service in which they worked a minimum of 1,000 hours are eligible. An employee can contribute up to 15% of their gross salary. The Company matches 25% of the first 4% an employee contributes. The employee becomes vested in the Company contribution based on a five-year vesting schedule. The Company match was approximately $67,000 in 2002.

18.   Earnings per Share

The following is a reconciliation of the Company's basic and diluted earnings per share for the fiscal years ended December 29, 2002 and December 31, 2001 and 2000 in accordance with SFAS No. 128, "Earnings per Share."


                                                                       2002          2001          2000
                                                                   ------------  ------------   -----------
Numerator:
   Income (loss) before extraordinary item and cumulative
      effect of  a change in accounting principle                 $     615,856 $  (3,372,478)  $   563,361
   Extraordinary item - write-off unamortized loan costs,
      net of tax                                                        (76,743)            -             -
   Cumulative effect of a change in accounting principle,
      net of tax                                                     (1,503,776)            -             -
                                                                   ------------  ------------    ----------
   Net income (loss)                                              $    (964,663)$  (3,372,478)  $   563,361
                                                                   ============  ============    ==========
   Denominator:
   Weighted average shares
     outstanding - basic                                              5,916,153     5,839,230     5,839,230
   Effect of dilutive securities:
     Director and employee stock options                                  6,136        10,509        52,706
                                                                   ------------  ------------   -----------
   Denominator for diluted earnings per
     share - adjusted weighted
     average and assumed conversions                                  5,922,289     5,849,739     5,891,936
                                                                   ============  ============   ===========

Options to purchase common stock with an exercise price greater than the average market price were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The number of antidilutive options was 905,816 in 2002, 912,385 in 2001 and 858,254 in 2000.

19.   Segment Information

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

Segment information is as follows:

For the fiscal year ended December 29, 2002:

                                               Restaurant        Commissary        Corporate        Totals
                                              -------------    --------------    -------------   ------------

Revenues from external customers              $   54,076,024  $      1,664,591  $     1,885,654  $  57,626,269
Intersegment revenues                                      -         2,496,887                -      2,496,887
General and administrative expenses                        -                 -        4,182,930      4,182,930
Advertising expenses                                       -                 -        1,800,927      1,800,927
Depreciation and amortization                      1,593,383            81,947          272,280      1,947,610
Special charges                                            -                 -          103,773        103,773
Net interest expense                                       -           152,932          854,194      1,007,126
Income (loss) before income taxes,                                                            .
  extraordinary item and cumulative
  effect of a change in accounting
  principle                                        5,703,880            74,053       (4,431,843)     1,346,090
Fixed assets                                      24,979,122           946,066          774,732     26,699,920
Expenditures for long-lived assets                   943,352            21,624           98,935      1,063,911

For the fiscal year ended December 31, 2001:


                                               Restaurant        Commissary        Corporate        Totals
                                              -------------    --------------    -------------   -------------

Revenues from external customers             $    56,025,886  $      1,781,252  $     1,646,044  $  59,453,182
Intersegment revenues                                      -         2,671,213                -      2,671,213
General and administrative expenses                        -                 -        4,191,582      4,191,582
Advertising expenses                                       -                 -        1,915,577      1,915,577
Depreciation and amortization                      1,797,889           106,596          380,967      2,285,452
Special charges                                    4,294,539                 -                -      4,294,539
Loss on guarantees of indebtedness                         -                 -          565,000        565,000
Net interest expense                                       -           176,100        1,100,803      1,276,903
Equity in income of TW-Springhurst                    81,318                 -                -         81,318
Income (loss) before income taxes                  1,346,244           105,724       (6,002,590)    (4,550,622)
Fixed assets                                      26,537,963           993,509          848,566     28,380,038
Expenditures for long-lived assets                 1,182,303                 -           73,103      1,255,406

For the fiscal year ended December 31, 2000:

                                               Restaurant        Commissary       Corporate         Totals
                                              -------------    --------------    ------------    --------------
Revenues from external customers             $   51,820,600  $      1,663,208  $    2,816,958  $    56,300,766
Intersegment revenues                                     -         2,494,802               -        2,494,802

General and administrative expenses                       -                 -       5,028,120        5,028,120
Advertising expenses                                      -                 -       1,570,179        1,570,179
Depreciation and amortization                     1,689,740           117,326         340,342        2,147,408
Loss on guarantees of indebtedness                        -                 -         725,000          725,000
Net interest expense                                      -           176,100       1,282,550        1,458,650
Gain from insurance proceeds due to
  involuntary conversion of non-
  monetary assets                                         -                 -         554,864          554,864
Equity in losses of TW-Springhurst                  (58,903)                -               -          (58,903)
Income (loss) before income taxes                 6,380,060            85,112      (5,836,372)         628,800
Fixed assets                                     29,758,242         1,072,609         964,603       31,795,454
Expenditures for long-lived assets                2,779,337            13,978         297,621        3,090,936


20.   Selected Quarterly Data

The following is a summary of certain unaudited quarterly results of operations for the fiscal years ended December 29, 2002 and December 31, 2001.

2002:

                                          First            Second            Third            Fourth
                                         Quarter          Quarter           Quarter        Quarter (a)         Total
                                         -------          -------           -------        -----------         -----

    Total revenues                   $   14,184,754    $  14,007,738     $  13,110,852   $   16,322,925   $    57,626,269
    Income (loss) from operations           480,159          527,569           515,907          399,406         1,923,041
    Income before extraordinary
        item and cumulative effect of
        a change in accounting
        principle                           137,805          166,418            41,721          269,912           615,856
    Extraordinary item - write-off
        of unamortized loan costs,
        net of tax                                -                -                 -          (76,743)          (76,743)
    Net income (loss)                    (1,365,968)(b)      166,418            41,721          193,166          (964,663)
    Basic and diluted income (loss)
       before extraordinary item and
       cumulative effect of a change
       in accounting principle per
       share                                   0.02             0.03              0.01             0.04              0.10
    Basic and diluted net income              (0.23
        (loss) per share                           )            0.03              0.01             0.03             (0.16)


2001:

                                          First           Second             Third            Fourth
                                         Quarter          Quarter           Quarter          Quarter            Total
                                         -------          -------           -------          -------            -----

    Total revenues                   $   14,634,264   $   14,946,045     $  15,189,795   $   14,683,078    $   59,453,182
    Income (loss) from operations           192,617          396,850           392,233       (4,336,737)(c)    (3,355,037)
    Net income (loss)                      (118,404)          47,251            88,214       (3,389,539)       (3,372,478)
    Basic and diluted net income              (0.02
        (loss) per share                           )            0.01              0.02            (0.58)            (0.58)

(a) Beginning January 1, 2002, the Company changed its fiscal year to end on the last Sunday in December from a December 31 year end. The first three quarters of each fiscal year, beginning in 2002, consist of 12 weeks and the fourth quarter consists of 16 weeks.

(b) Includes a charge which is a result of the cumulative effect of a change in accounting principle, net of tax, of $1,503,776.

(c) Includes loss on guarantees of indebtedness of $565,000 and special charges of $4,294,539, before income tax.

21.  Contingencies

The Company guaranteed renewals of certain guaranteed indebtedness and any replacement indebtedness of TW-Tennessee, LLC, a former franchisee (TW-Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members, to the extent and in amounts not to exceed the amounts guaranteed as of September 30, 1998. The Company had guaranteed certain TW-Tennessee obligations as follows, jointly and severally with TW-Tennessee common members: a) up to $1,200,000 under a bank line of credit, b) approximately $2,800,000 of a lease financing agreement, and c) equipment leases with a bank.

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

On February 28, 2002, the Company entered into a Confidential Settlement Agreement and Mutual Release (the "Settlement Agreement") which resolved the Tennessee Litigation, the Morris and Greene Lawsuit and related matters. The Settlement Agreement provided for a cash payment by the Company to the bank holding the TW-Tennessee line of credit of $75,000 and the execution of a promissory note, payable to the bank, in the face amount of $300,000. In addition, subject to certain conditions, the Company will pay to the bank an additional amount of up to $200,000 in the event Tumbleweed International, LLC successfully sells regional international licenses and receives proceeds in excess of the $1,400,000 in indebtedness assumed by the Company in connection with its acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC (see Note 11). The completion of the acquisition of the interests of TW International Investors, Inc. and TWI-B, Inc. in Tumbleweed International, LLC is included in the Settlement Agreement.

As a result of the Settlement Agreement, the Tennessee Litigation and the Morris and Greene Lawsuit were dismissed. In addition, the parties to the settlement, including certain Directors of the Company (George Keller, David M. Roth and Minx Auerbach), granted mutual releases to one another regarding all matters, other than those specifically excluded. Among the matters excluded from the mutual release contained in the Settlement Agreement are claims asserted by the holder of the equipment leases granted to TW-Tennessee relative to guarantees by the Company and others, including David M. Roth, a Director of the Company, relative to such equipment leases. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $36,000 which the Company believes will be assumed and paid by other guarantors. These negotiations are ongoing and no agreement has been reached.

In the fourth quarter of 2001, as a result of the settlement discussions, the Company increased a reserve established in 2000 by the additional amount of $565,000, for a total of $1,290,000, of which $1,215,427 had been paid out as of December 29, 2002. The Company increased this reserve in 2001 to cover its portion of the settlement payments to the bank holding the TW-Tennessee line of credit and pay related costs, including legal expenses. The reserve also included an additional charge for the equipment lease which the Company assumed, and for payments made by the Company in 2001 on other lease financing claims related to TW-Tennessee. The Company's management believes it will not incur significant additional losses in connection with these matters.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company had no contractual obligation to pay a $270,000 commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and seeking damages for fraud and misrepresentation. In response, AFI filed suit in the United States District
Court for the Eastern District of Missouri seeking payment of a $405,000 commitment fee plus additional charges, fees and costs all in excess of $500,000 relating to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of December 29, 2002, the Company has not made any accrual for a potential liability in connection with this matter.

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

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

The Proxy Statement issued in connection with the shareholders meeting to be held on June 25, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6b, contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in
Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement issued in connection with the shareholders meeting to be held on June 25, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement issued in connection with the shareholders meeting to be held on June 25, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under caption "Beneficial Ownership Of Common Stock"and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement issued in connection with the shareholders meeting to be held on June 25, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b) contains under the caption "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness, design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner. There have been no significant changes in the Company's internal controls or in other factors that could significantly effect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)   (1)     Financial Statements: See Item 8.

       (2)     Financial Statement Schedules:
               Schedule II- Valuation and Qualifying Accounts          Page 56

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

       10.9     Articles of Incorporation of Tumbleweed Marketing Fund, Inc.*

       10.10    By-laws of Tumbleweed Marketing Fund, Inc.*

       10.11    Bonus Compensation Plan for Senior Executives*

       10.12 Revolving Line of Credit Note, dated April 21, 1999, between Tumbleweed, Inc. and National City Bank of Kentucky and related Loan Agreement***

       99.1 Registration Rights Agreement between Tumbleweed, Inc. and Tumbleweed, LLC*

       99.2     Certifications pursuant to 18U.S.C. 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

      * Incorporated by reference to exhibits filed with the Commission on September 29, 1998, in Form S-1 Registration No. 333-57931.

      ** Incorporated by reference to exhibits filed with the Commission in Form 8-A filed by Tumbleweed, Inc. on February 25, 1999.

      *** Incorporated by reference to exhibits filed with the Commission on May 12, 1999 in Form 10-A, File No. 333-57931.

      (b) Tumbleweed, Inc. filed Form 8-K on October 28, 2002 to report under Items 5 and 7, Exhibit 99.1, that the proposal to acquire all the outstanding shares in a going private transaction, which had been announced in June 2002, had been withdrawn.

                                Tumbleweed, Inc.

                 Schedule II - Valuation and Qualifying Accounts



                                                            Additions
                                               ------------------------------------
                                  Balance at                      Charged to Other
                                 Beginning of    Charged to Costs     Accounts -     Deductions -   Balance at End
Description                           Year        and Expenses        Describe        Describe         of Year
-----------                           ----        ------------        --------        --------         -------

Fiscal Year Ended December 29, 2002:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                    $4,202           -                 -            $(4,202) (b)       -

Fiscal Year Ended December 31, 2001:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                    68,464          4,202              -           (68,464) (a)       4,202

Fiscal Year Ended December 31, 2000:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible
          accounts                      -            68,464               -               -            68,464




     (a) Account was written off in 2001.

     (b) Account was written off in 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky.


                                          TUMBLEWEED, INC.



                                                /s/ Terrance A. Smith
                                                -------------------------
                                          By:      Terrance A. Smith
                                                   President and Chief
                                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and on the dates indicated.

                                         Title                         Date


    /s/ Terrance A. Smith
------------------------------
Terrance A. Smith               President, Chief Executive
                                 Officer and Director             March 28, 2003


    /s/ Glennon F. Mattingly
------------------------------
Glennon F. Mattingly            Vice President and                March 28, 2003
                                  Chief Financial Officer
                                  (Principal Accounting Officer)

    /s/ David M. Roth
------------------------------
David M. Roth                   Director                          March 28, 2003


    /s/ Minx Auerbach
------------------------------
Minx Auerbach                   Director                          March 28, 2003


    /s/ Lewis Bass
------------------------------
Lewis Bass                      Director                          March 28, 2003


    /s/ George R. Keller
------------------------------
George R. Keller                Director                          March 28, 2003


    /s/ James F. Koch
------------------------------
James F. Koch                   Director                          March 28, 2003


    /s/ David Lloyd
------------------------------
David Lloyd                     Director                          March 28, 2003

I, Glennon F. Mattingly, certify that:

(1) I have reviewed this annual report on Form 10-K of Tumbleweed, Inc.;
(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
(4)    The  registrant's  other  certifying  officer and I are  responsible  for establishing  and  maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         March 28, 2003                    /s/ Glennon F. Mattingly
                                                    ------------------------
                                                    Glennon F. Mattingly
                                                    Vice President and
                                                    Chief Financial Officer

I, Terrance A. Smith, certify that:

(1) I have reviewed this annual report on Form 10-K of Tumbleweed, Inc.;
(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         March 28,2003              /s/ Terrance A. Smith
                                             ---------------------
                                             Terrance A. Smith
                                             President and Chief
                                             Executive Officer