Form 10-K/A
period 2002-12-29
TUMBLEWEED INC
filed 2003-04-28
CIK 1064535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                   FORM 10-K/A

{X}  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended December 29, 2002
                                       or
{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the transition period from ______ to ______.

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

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes _____    No _____

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

PART III

This amendment is being filed to furnish the information required by Items 10, 11, 12 and 13. The amendment is necessary due to the fact that the Company will not be filing a definitive proxy statement within 120 days of its fiscal year end.

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS

The following table lists the board of directors of the Company as of December 29, 2002. There are no family relationships among any directors of the Company.

Name                       Age
----                       ---
Minx Auerbach              80
Lewis Bass                 81
George R. Keller           53
James F. Koch              59
David G. Lloyd             40
David M. Roth              52
Terrance A. Smith          57

The Company's Certificate of Incorporation and its Bylaws provide that the Board of Directors shall consist of not less than five nor more than 11 directors and authorize the exact number to be fixed from time to time by resolution of a majority of the Board of Directors. The Board of Directors has fixed the number of members at eight. As of December 29, 2002, there is one vacant position on the board.

The Company's By-Laws provide that the Board of Directors has the right to divide the Board of Directors into three classes of directors with staggered, three-year terms of office, and provide that upon the expiration of the term of office for a class of directors, the nominees for that class will be elected for a term of three years to serve until the election and qualification of their successors or until their earlier resignation, death or removal from office. At its February 16, 2000 meeting, the Board of Directors divided its membership into three classes. Upon expiration of the term of each class, the nominees for that class will thereafter be elected for a term of three years.

CLASS I - TERM EXPIRING 2003

David M. Roth
Director of the Company since 1997                   Age: 52

David M. Roth has served as a Director of the Company since it was formed in 1997. Mr. Roth was also a founding member of Tumbleweed, LLC from its inception in 1994 to its merger with the Company in January 1999. Mr. Roth is currently Of Counsel in the Louisville, Kentucky law firm of Goldberg & Simpson, P.S.C. From December 1993 to August 1999, Mr. Roth was a principal of Roth, Foley, Bryant and Cooper, and Roth and Cooper, P.S.C., Louisville, Kentucy law firms.

David G. Lloyd
Director of the Company since 2002                   Age: 40

David G. Lloyd has served as a Director of the Company since 2002. Mr. Lloyd is currently an Executive Vice President, Chief Financial Officer and member of the Board of Directors of Taco Bueno Restaurants. From October 1994 to February 2001, Mr. Lloys was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Taco Cabana, Inc.

CLASS II - TERM EXPIRING 2005

George R. Keller
Director of the Company since 1997                   Age: 53

George R. Keller is the founder of Tumbleweed and has been a Director of the Company since it was formed in 1997. Mr. Keller also served as a member of the Board of Advisors of Tumbleweed, LLC from January 1995 to its merger with the Company in January 1999. From 1975 to January 1995, Mr. Keller served as Chief Executive Officer of Tumbleweed Mexican Food, Inc. and Tumbleweed Concepts, Inc.

Terrance A. Smith
Director of the Company since 1997                   Age: 57

Terrance A. Smith was elected as a Director of the Company in September 1997. Mr. Smith has served as the President and Chief Executive Officer of the Company since August 2000. Since 1997, Mr. Smith has also served as the President of Tumbleweed International, LLC. From 1987 to 1997, Mr. Smith was the President and CEO of Chi-Chi's International Operations, Inc.


CLASS III - TERM EXPIRING 2004

Minx Auerbach
Director of the Company since 1997                   Age:  80

Minx Auerbach has served as a Director of the Company since it was formed in 1997. Ms. Auerbach also served as a member of the Board of Advisors of Tumbleweed, LLC from January 1995 to its merger with the Company in January 1999. From 1975 to 1979, Ms. Auerbach was the Director of Consumer Affairs for the City of Louisville, Kentucky. From 1979 to 1984, she served as the Executive Assistant to the County Judge Executive of Jefferson County, Kentucky. Mr. Auerbach is currently retired.

James F. Koch
Director of the Company since 2000                   Age: 59

James F. Koch has served as a Director of the Company since 2000. Mr. Koch is currently a partner and director in the Louisville, Kentucky public accounting firm of Carpenter, Mountjoy & Bressler, PSC. From March 1994 to June 1996, Mr. Koch was the Chief Financial Officer of Seed Restaurant Group, Inc.

Lewis Bass
Director of the Company since 1997                   Age: 81

Lewis Bass has served as a Director of the Company since it was formed in 1997. Mr. Bass also served as a member of the Board of Advisors of Tumbleweed, LLC from January 1995 to its merger with the Company in January 1999. Mr. Bass is currently retired.

EXECUTIVE OFFICERS

         The following table lists the executive officers of the Company, who serve at the pleasure of the Board of Directors. There are no family relationships among any officers or directors of the Company.


Name                    Age    Position
----                    ---    --------
Terrance A. Smith       57     President, Chief Executive Officer, and Director
Glennon F. Mattingly    51     Vice President and Chief Financial Officer
Gary T. Snyder          48     Vice President of Company Operations
Lynda J. Wilbourn       40     Vice President and Controller

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

ITEM 11.  EXECUTIVE COMPENSATION

This item discloses compensation for services rendered to the Company during each of the three fiscal years in the period ended December 29, 2002, which compensation was awarded to, paid to, or earned by the Company's Chief Executive Officer and two other executive officers of the Company whose salary and bonus exceeded $100,000 in 2002.
Collectively, these persons are sometimes referred to as the "Named Executives."




                                                         SUMMARY COMPENSATION TABLE
                                                                                                 Long-Term        All Other
                                                                Annual Compensation             Compensation    Compensation
                                                                -------------------             ------------    ------------
                                                                                 Other Annual       Stock
Name and Principal Position                  Year         Salary       Bonus     Compensation     Options#
---------------------------                  ----         ------       -----     ------------     ---------
Terrance A. Smith (1)                        2002     $  231,726  $          0    $  6,500            0            $     0
President and Chief Executive Officer        2001        215,994        37,000       6,000       50,000(2)               0
                                             2000         86,429             0       2,500      367,236(3)          42,987 (4)

Gary T. Snyder                               2002         96,154        19,063       6,500            0                  0
Vice President of Company                    2001         95,054         7,500       4,500            0                  0
Operations                                   2000         89,996        17,169       3,600       15,000(5)               0

Glennon F. Mattingly
Vice President and Chief Financial           2002         96,154        16,562       6,000            0                  0
   Officer (6)                               2001         90,436         5,000       4,200            0                  0


(1)      Mr. Smith was named President and Chief Executive Officer in August 2000.

(2)      50,000 options were granted to Mr. Smith on August 2, 2001 under the Tumbleweed, Inc. 1998 Stock Option and Incentive Compensation Plan.

(3)      Mr. Smith received three separate grants during 2000.  He received 42,000 options on August 2, 2000, 125,000 options on August 3, 2000 and 200,236 options on August 11, 2000, all under the Tumbleweed, Inc. 1998 Stock
         Option and Incentive Compensation Plan.

(4)      Represents relocation expenses.

(5)      15,000 options were granted to Mr. Snyder on August 11, 2000 under the Tumbleweed, Inc. 1998 Stock Option and Incentive Compensation Plan.

(6)      Mr. Mattingly was appointed as Chief Financial Officer in August 2001.


                                           OPTION GRANTS IN FISCAL 2002

The following table presents information regarding options to purchase shares of Common Stock granted by the Company during 2002 to the Named Executives. The Company has no outstanding SARs and granted no SARs during 2002.


                                                                                   Potential realizable value (2) at
                                                                                          assumed annual
                                                                                       rates of stock price
                               Individual Grants                                   appreciation for option term
--------------------------------------------------------------------------------   -----------------------------

                         Number of     Percent of total
                         securities      options/SARs
                         underlying       granted to    Exercise or
                        Options/SARs     employees in    base price  Expiration
        Name          granted (#) (1)    fiscal year     ($/Share)      Date          5% ($)        10% ($)
        ----          ---------------    -----------     ---------      ----          ------        -------

Terrance A. Smith            0               0.0%           N/A         N/A            N/A            N/A

Gary T. Snyder               0               0.0%           N/A         N/A            N/A            N/A

Glennon F. Mattingly         0               0.0%           N/A         N/A            N/A            N/A


(1) Options generally vest and become exercisable at a rate of 1/3 of the total number of shares specified in the option grant during each 12-month period following one year from the date of grant. To the extent any optionee does not exercise an option as to all shares for which the option was exercisable during any 12-month period, the balance of the unexercised options shall accumulate and the option, with respect to those shares, will be exercisable at any later time before expiration. Options expire 10 years from the date of grant.

(2) The Potential Realizable Values illustrate values that might be realized upon exercise immediately prior to the expiration of the term of these options using 5% and 10% appreciation rates, as required by the Securities and Exchange Commission, compounded annually. These values do not, and are not intended to, forecast possible future appreciation, if any, of the Company's stock price. Additionally, these values do not take into consideration the provisions of the options providing for vesting over a period of years or termination of options following termination of employment.


                                          AGGREGATED OPTION EXERCISES IN
                                      FISCAL 2002 AND FISCAL YEAR END VALUES

No options to purchase shares of Common Stock were exercised during 2002 by the Named Executives. There were no SARs outstanding during 2002. The following table sets forth the number and value of unexercised options held by the Named Executives at year end.

                                                   Number of Securities
                                                   Underlying Unexercised      Value of Unexercised In-The-
                                                   Options at FY-End           Money Options at FY-End(1)
                                                   -----------------           ----------------------------
                           # Shares
                           Acquired       Value
                           on Exercise    Realized Exercisable  Unexercisable  Exercisable   Unexercisable
                           -----------    -------- ------------ -------------  -----------   -------------

Terrance A. Smith  (2)          0            $0     273,491          155,745       0              0

Gary T. Snyder                  0             0      37,500            5,000       0              0

Glennon F. Matting              0             0      29,167            3,333       0              0



(1) The last trade of the Company's common stock, as reported by NASDAQ on December 29, 2002, was $0.56. That price was used in calculating the value of exercisable and unexercisable options, of which were exercisable and were unexercisable as of December 29, 2002.

(2) The options for Mr. Smith includes 12,000 options granted in 1999, prior to his being named President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 3, 2003 (except as otherwise noted) regarding the amount of Common Stock beneficially owned by all persons known to the Company who beneficially own more than five percent of the outstanding Common Stock, each director and each Named Executive (as defined under "Executive Compensation" above), and all directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than one percent of the outstanding Common Stock. A person beneficially owns shares if the person has or shares voting or investment power with respect to the shares or has the right to acquire such power within 60 days. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to the listed number of shares.


                                                                              Amount and Nature
                                                                           of Beneficial Ownership
                                                                           -----------------------
                                  Name and Address of                Number                    Percentage
                                   Beneficial Owner                of Shares                    of Class
                                   ----------------                ---------                    --------
Non-Directors                Gerald A. Mansbach (1)                2,398,002                      40.5%
                             Mansbach Metal Co.
                             1900 Front Street
                             Ashland, KY 41101

                             John A. Butorac, Jr. (15)               516,439(8)                   8.7%
                             560 Sunset Road
                             Louisville, KY 40206

Directors and                Terrance A. Smith                       353,415                      6.0%
Executive                    2301 River Road
Officers                     Louisville, KY 40206

                             George Keller                           631,385 (3)(4)               10.7%
                             4201 Paoli Pike
                             Floyd Knobs, IN 47119

                             David M. Roth                           193,428 (4)(5)               3.3%

                             Minx M. Auerbach                        168,420 (4)(6)               2.8%

                             Lewis Bass                              108,469 (4)(7)               1.8%

                             James F. Koch                            18,333(9)                    (*)

                             David G. Lloyd                                0                      0.0%

                             Gary T. Snyder                           37,600 (10)                  (*)

                             Glennon F. Mattingly                     29,767(11)(12)               (*)

                             All current directors and executive   1,555,150 (13)(14)             26.3%
                             officers as a group (10 persons)
(*) Indicates less than 1%





(1)      Mr. Mansbach is the brother of Ms. Auerbach, who is a director.

(2) Includes 273,491 shares, representing a) the options granted to the named Director on February 15, 1999, which the Director had the right to acquire as of February 15, 2000 (3,333 shares), February 15, 2001 (3,333 shares) and February 15, 2002 (3,334 shares); b) the options granted to the named Director on December 17, 1999, which the Director had the right to acquire as of December 17, 2000 (667 shares), December 17, 2001 (666 shares) and December 17, 2002 (667 shares); c) two-thirds of the options granted to the named Director on various dates in August 2000, which the Director had the right to acquire in August 2001 (122,412 shares) and August 2002 (122,412 shares); and d) one-third of the options granted to the named Director on August 2, 2001, which the Director had the right to acquire on August 2, 2002 (16,667 shares).


(3) Includes 3,000 shares held by Mr. Keller's wife as trustee under trusts for Mr. Keller and his children, 2,352 shares held by Mr. Keller's children and 1,000 shares held by Mr. Keller as trustee for a personal trust.

(4) Includes 17,000 shares, representing a) the options granted to the named Director on February 15, 1999, which the Director had the right to acquire as of February 15, 2000 (3,333 shares), February 15, 2001 (3,333 shares) and February 15, 2002 (3,334 shares); b) the options granted to the named Director on December 17, 1999, which the Director had the right to acquire as of December 17, 2000 (667 shares), December 17, 2001 (666 shares), and December 17, 2002 (667 shares); and c) two-thirds of the options granted to the named Director on August 11, 2000, which the Director had the right to acquire on August 11, 2001 (2,500 shares) and August 11, 2002 (2,500 shares).

(5)      Mr. Roth's wife holds 75,441 of the listed  shares.   Mr. Roth's shares
         also include 95,736 shares held or beneficially owned by entities controlled by members of his family.

(6) Ms. Auerbach holds 151,419 of these shares as trustee for a family trust.

(7)      Includes 53,417 shares held in a family trust

(8) Mr. Butorac and his wife held 115,843 shares jointly. Mr. Butorac's wife also holds 400,595 of the listed shares as trustee for their children.

(9) Includes 3,333 shares representing one-third of the options granted to the named Director on December 1, 2001, which the Director had the right to acquire as of December 1, 2002.

(10) Includes 37,500 shares representing a) the options granted to Mr. Snyder on February 15, 1999, which he had the right to acquire as of February 15, 2000 (8,333 shares), February 15, 2001 (8,333 shares) and February 15, 2002 (8,334 shares); b) the options granted to Mr. Snyder on December 17, 1999, which he had the right to acquire as of December 17, 2000 (833 shares), December 17, 2001 (834 shares) and December 17, 2002 (833 shares); and c) two-thirds of the options granted to Mr. Snyder on August 11, 2000, which he had the right to acquire as of August 11, 2001 (5,000 shares) and August 11, 2002 (5,000 shares).

(11)     Mr. Mattingly's wife holds 400 of the listed shares in an IRA.

(12) Includes 29,167 shares representing a) the options granted to Mr. Mattingly on February 15, 1999, which he had the right to acquire as of February 15, 2000 (6,667 shares), February 15, 2001 (6,666 shares) and February 15, 2002 (6,667 shares); b) the options granted to Mr. Mattingly on December 17, 1999, which he had the right to acquire as of December 17, 2000 (833 shares), December 17, 2001 (834 shares) and December 17, 2002 (833 shares); and c) two-thirds of the options granted to Mr. Mattingly on August 11, 2000, which he had the right to acquire as of August 11, 2001 (3,333 shares and August 11, 2002 (3,334 shares).

(13) Includes 81,000 shares, representing a) the options granted to executive officers, which are not directors, on February 15, 1999, which the officers had the right to acquire as of February 15, 2000 (15,000 shares), February 15, 2001 (15,000 shares) and February 15, 2002 (15,000 shares); b) the options granted to executive officers, which are not directors, on March 22, 1999, which the officers had the right to acquire as of March 22, 2000 (3,333 shares), March 22, 2001 (3,333 shares) and March 22, 2002 (3,334 shares); c) the options granted to executive officers, which are not directors, on December 17, 1999, which the officers had the right to acquire as of December 17, 2000 (2,001 shares), December 17, 2001 (2,000 shares) and December 17, 2002 (1,999 shares); and d) two-thirds of the options granted to the executive officers, which are not directors, on August 11, 2000, which the officers had the right to acquire as of August 11, 2001 (10,000 shares) and August 11, 2002 (10,000 shares).

(14) Includes 344,824 shares, representing a) the options granted to the named Directors on February 15, 1999, which the Directors had the right to acquire as of February 15, 2000 (16,667 shares), February 15, 2001 (16,667 shares) and February 15, 2002 (16,666 shares); b) the options granted to the named Directors on December 17, 1999, which the Directors had the right to acquire as of December 17, 2000 (3,332 shares), December 17, 2001 (3,333 shares) and December 17, 2002 (3,335 shares); and c) two-thirds of the options granted to the named Directors on various dates in August 2000, which the Directors had the right to acquire as of August 11, 2001 (132,412 shares) and August 11, 2002 (132,412 shares); d) one-third of the options granted to the named Directors on August 2, 2001, which the Directors had the right to acquire as of August 2, 2002 (16,667 shares); and e) one-third of the options granted to the named Directors on December 1, 2001, which the Directors had the the right to acquire as of December 1, 2002 (3,333 shares).

(15)     In February 2002, Mr. Butorac resigned as a Director of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to the completion of the initial public offering of common stock by the Company, the Company's Board of Directors adopted a policy that all future transactions between the Company and its officers, directors, principal stockholders and affiliates must be approved by the Audit Committee and by a majority of the independent members of the Board of Directors who do not have an interest in the transaction, and generally must be on terms no less favorable to the Company than those obtainable from unrelated third parties. Some of the following transactions occurred prior to the adoption of this policy, and, although these transactions necessarily involve conflicts of interest, management believes that all of those transactions were entered into on terms comparable to those obtainable from unrelated third parties, based on a comparison of terms and conditions available from third parties.

LEASES WITH RELATED PARTIES

The Company leases the facilities and related real property for its Bardstown Road and Valley Station restaurants from TW-DixieBash, LLC, a limited liability company in which David M. Roth, John A. Butorac, Jr. And James M. Mulrooney, current and former directors of the Company, own substantial interests. The Bardstown Road and Valley Station restaurants in Louisville, Kentucky opened in November 1997 and January 1998, respectively. The Bardstown Road sublease provides for the assumption of all rent under the ground lease agreement with Bashford Manor Mall, Joint Venture. The sublease also provides for rent in the amount of $7,000 per month plus 30% of the restaurant's positive net cash flow. The lease is for a twenty-year term with no option to renew. The Company paid rent totaling $180,434 during 2002. The Valley Station sublease provides for the assumption of all rent under the Holiday Station Associates Limited Lease. The sublease also provides for rent in the amount of $5,000 per month thereafter, plus 30% of the restaurant's positive net cash flow. The sublease is for a twenty-year term with options to renew for three additional five- year terms. The Company paid rent totaling $148,834 during 2002 under the Valley Station sublease.

RELATED PARTY TRANSACTIONS

In August 1997, Tumbleweed, LLC entered into the International Agreement with Tumbleweed International, LLC ("International"), a restaurant developer based in Hanau, Germany. The International Agreement granted certain licensing and franchising rights to International for the development of Tumbleweed restaurants outside of the Western Hemisphere. International was a limited liability company owned by three corporations which are controlled by Terrance
A. Smith, David M. Roth, George R. Keller and Minx Auerbach, current directors and stockholders of the Company.

On January 1, 2002, the Company purchased the ownership interest in International for $1.5 million from TW- International Investors, Inc. and Chi-Chi's International Operations, Inc. ("CCIO"). CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW- International Investors, Inc. include three current directors of the Company. The audit committee obtained the opinion of an independent appraiser regarding the $1.5 million value of International. The acquisition gives the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW-International Investors, Inc. and issued 76,923 shares of its common stock to CCIO. The Company has entered into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

The transaction was accounted for as a purchase and the purchase price was allocated to the intangible assets acquired - the Tumbleweed international licensing rights and existing franchise contracts.

The allocation of the purchase price is summarized as follows:


Note payable                          $        1,425,968
Common stock                                         769
Paid-in capital                                   99,229
                                       -----------------
                                      $        1,525,966
                                       =================
Intangible assets:
   Tumbleweed licensing rights        $        1,455,966
   Contracts in place                             70,000
                                       -----------------
                                      $        1,525,966
                                       =================

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

Two common stockholders, one of which is David M. Roth, a current director of the Company, are members in TW- Indiana, LLC, which in April 1998 acquired the franchise rights to five full-service Tumbleweed restaurants in Indiana and Kentucky from a third party. As of December 29, 2002, TW-Indiana, LLC operated eight full-service Tumbleweed restaurants. Franchise fees recorded by the Company in relation to this entity were approximately $477,000 in 2002. As of December 29, 2002, the Company had an interest free note receivable of $45,000 from TW-Indiana, LLC with a maturity date of December 31, 2002. Subsequent to December 29, 2002, the note receivable was repaid.

TW-Indiana, LLC and David M. Roth, a current director of the Company, are also members of TW-Seymour, LLC, a franchisee of the Company which opened a full-service Tumbleweed restaurant in Indiana during 1999. Franchise fees recorded by the Company in relation to the entity were approximately $50,000 in 2002.

David M. Roth, a current director of the Company, and Terrance A. Smith, President, Chief Executive Officer and a current director of the Company, are members of TW-Rivertown, LLC, which constructed a full-service Tumbleweed restaurant in Grandville, Michigan. Tumbleweed, Inc. performed certain accounting services for this restaurant under an agreement which provided for the reimbursement of costs incurred. During 2002, this location ceased operations. The Company did not record any royalties, management or accounting fees from this franchisee in 2002.

During the year ended December 31, 2000, the Company made a $200,000 investment in TW-Springhurst, LLC ("TW- Springhurst"), the owner and operator of a Tumbleweed restaurant in Louisville, Kentucky. Through December 31, 2001, the Company had a 50% interest with the remaining 50% held by TW-Springhurst Investors, LLC. David M. Roth, a current director of the Company, and a former director of the Company owned TW-Springhurst Investors, LLC. On January 1, 2002, the Company acquired the remaining 50% interest held by TW-Springhurst Investors for $267,000. The acquisition was funded from cash reserves ($150,000) and a note payable to TW-Springhurst Investors ($117,000). The Company also assumed TW-Springhurst, LLC's note payable to a bank which had a balance of approximately $161,000 on the date of purchase price. An independent business valuation appraisal was used to assist Company management in determining the purchase price.

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
                                       ===============

During 2002, David M. Roth, a director of the Company, was of counsel with the law firm of Goldberg & Simpson, P.S.C. which provided legal services to the Company during 2002 and may be expected to render such services to the Company in the future. The Company paid $9,694 in fees for legal services rendered by Goldberg & Simpson, P.S.C. in 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky.


                                              TUMBLEWEED, INC.



                                      /s/ Terrance A. Smith
                                      --------------------------------
                                By:   Terrance A. Smith
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in capacities and on the dates indicated.

                                       Title                            Date
                                       -----                            ----


    /s/ Terrance A. Smith
----------------------------
Terrance A. Smith             President, Chief Executive icer     April 28, 2003
                                Officer and Director


    /s/ Glennon F. Mattingly
----------------------------
Glennon F. Mattingly          Vice President and                  April 28, 2003
                                Chief Financial Officer
                                (Principal Accounting Officer)

    /s/ David M. Roth
----------------------------
David M. Roth                 Director                            April 28, 2003


    /s/ Minx Auerbach
Minx Auerbach                 Director                            April 28, 2003


    /s/ Lewis Bass
Lewis Bass                    Director                            April 28, 2003


    /s/ George R. Keller
----------------------------
George R. Keller              Director                            April 28, 2003


    /s/ James F. Koch
----------------------------
James F. Koch                 Director                            April 28, 2003



    /s/ David Lloyd
----------------------------
David Lloyd                   Director                            April 28, 2003