Form 10-Q
period 2003-03-23
TUMBLEWEED INC
filed 2003-05-07
CIK 1064535

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

                  For the quarterly period ended March 23, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X


The number of shares of common stock, par value of $.01 per share, outstanding on April 30, 2003 was 5,916,153.

                                TUMBLEWEED, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                       PAGE
      Item 1. Financial Statements (Unaudited)
         a) Consolidated Statements of Operations for the twelve
            weeks ended March 23, 2003 and March 24, 2002                 3
         b) Consolidated Balance Sheets as of March 23, 2003 and
            December 29, 2002                                             4
         c) Consolidated Statements of Cash Flows for the twelve
            weeks ended March 23, 2003 and March 24, 2002                 5
         d) Notes to Consolidated Financial Statements                    6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        13


      Item 3. Quantitative and Qualitative Disclosures About Market
              Risk                                                       18

      Item 4. Controls and Procedures                                    18

PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                      18
      Item 6.     Exhibits and Reports on Form 8-K                       19

Signature                                                                20

Certifications                                                           20

                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                                    Twelve Weeks       Twelve Weeks
                                                                       Ended               Ended
                                                                     March 23,           March 24,
                                                                        2003               2002
                                                                  ----------------   -----------------
Revenues:
   Restaurant sales                                              $      12,645,330  $       13,463,593
   Commissary sales                                                        508,789             381,886
   Franchise fees and royalties                                            284,847             249,848
   Other revenues                                                          114,203              89,427
                                                                  ----------------   -----------------

Total revenues                                                          13,553,169          14,184,754

Operating expenses:
   Restaurant cost of sales                                              3,680,737           4,072,607
   Commissary cost of sales                                                441,789             346,935
   Operating expenses                                                    6,867,551           7,390,657
   Selling, general and administrative expenses                          1,513,169           1,437,077
   Depreciation and amortization                                           463,866             457,319
                                                                  ----------------   -----------------

Total operating expenses                                                12,967,112          13,704,595
                                                                  ----------------   -----------------

Income from operations                                                     586,057             480,159

Interest expense, net                                                     (321,139)           (234,078)
                                                                  ----------------   -----------------

Income before income taxes and cumulative effect of a
    change in accounting  principle                                        264,918             246,081
Provision for income taxes - current and deferred                          116,562             108,276
                                                                  ----------------   -----------------

Income before cumulative effect of a change in
    accounting principle                                                   148,356             137,805
Cumulative effect of a change in accounting  principle, net
    of tax ($845,873)                                                            -          (1,503,773)
                                                                  ----------------   -----------------
Net income (loss)                                                $         148,356  $       (1,365,968)
                                                                  ================   =================

Basic and diluted earnings (loss) per share:
    Income before cumulative effect of a change in
        accounting principle                                     $            0.03  $             0.02
    Cumulative effect of a change in accounting  principle,
        net of tax                                                               -               (0.25)
                                                                  ----------------   -----------------
    Net income (loss)                                            $            0.03  $            (0.23)
                                                                  ================   =================

See accompanying notes.

                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                                            As of
                                                                          March 23,               As of
                                                                             2002              December 29,
                                                                         (Unaudited)               2002
                                                                        --------------        --------------
Assets
Current assets:
   Cash and cash equivalents                                           $     4,525,536       $     1,334,631
   Accounts receivable                                                         967,906               942,241
   Inventories                                                               1,764,623             1,786,207
   Prepaid expenses and other assets                                           631,143               601,751
                                                                        --------------        --------------
Total current assets                                                         7,889,208             4,664,830
Property and equipment, net                                                 26,942,536            26,699,920
Goodwill                                                                       174,657               174,657
Intangible assets, net                                                       1,524,171             1,524,530
Deferred income taxes                                                          258,564               281,840
Other assets                                                                   877,379               631,365
                                                                        --------------        --------------
Total assets                                                           $    37,666,515       $    33,977,142
                                                                        ==============        ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $     1,384,320       $     1,292,871
   Accrued liabilities                                                       3,082,070             2,951,024
   Deferred income taxes                                                       251,884               153,249
   Current maturities on long-term
     debt and capital leases                                                   859,747             1,191,874
                                                                        --------------        --------------
Total current liabilities                                                    5,578,021             5,589,018

Long-term liabilities:
   Long-term debt, less current maturities                                  17,040,144            13,251,083
   Capital lease obligations, less current maturities                        1,200,636             1,437,683
   Other liabilities                                                            65,000                65,000
                                                                        --------------        --------------
Total long-term liabilities                                                 18,305,780            14,753,766
                                                                        --------------        --------------
Total liabilities                                                           23,883,801            20,342,784

Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                                 -                     -
   Common stock, $.01 par value, 16,500,000 shares authorized;
     5,958,553 shares issued at March 23, 2003 and
     December 29, 2002                                                          59,587                59,587
   Paid-in capital                                                          16,393,235            16,393,235
   Treasury stock, 42,400 shares                                              (254,695)             (254,695)
   Retained deficit                                                         (2,415,413)           (2,563,769)
                                                                        --------------        --------------
     Total stockholders' equity                                             13,782,714            13,634,358
                                                                        --------------        --------------
Total liabilities and stockholders' equity                             $    37,666,515       $    33,977,142
                                                                        ==============        ==============

See accompanying notes.

                                   Consolidated Statements of Cash Flows
                                                (Unaudited)



                                                                         Twelve Weeks         Twelve Weeks
                                                                             Ended               Ended
                                                                           March 23,           March 24,
                                                                             2003                 2002
                                                                       -----------------    ----------------

Operating activities:
   Net income (loss)                                                  $          148,356   $      (1,365,968)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
        Depreciation and amortization                                            463,866             457,319
        Deferred income taxes                                                    121,911            (557,852)
        Loss on disposition of property and equipment                              7,978              19,496
        Cumulative effect of a change in accounting principle                          -           2,349,646
        Changes in operating assets and liabilities:
          Accounts receivable                                                    (25,665)            (53,240)
          Income tax receivable                                                   (5,347)           (154,968)
          Inventories                                                             21,584              19,084
          Prepaid expenses                                                       (32,297)             16,951
          Other assets                                                          (249,940)           (129,685)
          Accounts payable                                                        91,449             384,972
          Accrued liabilities                                                    131,046            (473,633)
                                                                       -----------------    ----------------
Net cash provided by operating activities                                        672,941             512,122

Investing activities:
    Purchases of property and equipment                                         (701,923)            (72,707)
   Business acquisition                                                                -            (267,000)
                                                                       -----------------    ----------------
Net cash used in investing activities                                           (701,923)           (339,707)

Financing activities:
   Proceeds from issuance of long-term debt                                   18,000,000           1,113,394
   Payments on long-term debt and capital lease obligations                  (14,780,113)         (1,325,754)
                                                                       -----------------    ----------------
Net cash provided by (used in) financing activities                            3,219,887            (212,360)
                                                                       -----------------    ----------------

Net increase (decrease) in cash and cash equivalents                           3,190,905            (39,945)

Cash and cash equivalents at beginning of period                               1,334,631             757,266
                                                                       -----------------    ----------------
Cash and cash equivalents at end of period                            $        4,525,536   $         717,321
                                                                       =================    ================


See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 23, 2003


1.  BASIS OF PRESENTATION

Restaurant Facilities

As of March 23, 2003, the Company owned, franchised or licensed 57 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 20 franchised restaurants located in Indiana, Illinois, Kentucky and Wisconsin and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the twelve weeks ended March 23, 2003.


Company-owned restaurants:
     In operation, beginning of period                31
     Restaurants opened                                0
     Restaurants closed                                0
                                                --------
     In operation, end of period                      31

Franchise and licensed restaurants:
     In operation, beginning of period                25
     Restaurants opened                                1
     Restaurants closed                                0
                                                --------
     In operation, end of period                      26
                                                --------
         System Total                                 57
                                                ========

Interim Financial Reporting

The accompanying consolidated financial statements have been prepared by the Company without audit, with the exception of the December 29, 2002 consolidated balance sheet which was derived from the audited consolidated financial statements included in the Company's Form 10-K. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These consolidated financial statements, note disclosures and other information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of a change in accounting principle and normal recurring accruals, which are necessary for a fair presentation. The results of operations for the twelve weeks ended March 23, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2003.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for the Company in 2003. SFAS No. 145 eliminates SFAS No. 4, which required all gains (losses) from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, and thus, gains (losses) from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No. 145 rescinds SFAS No. 44 and 64 because the statements are no longer applicable. Tumbleweed plans to adopt SFAS No. 145 in 2003 which will result in reclassifying its loss on unamortized loan costs, which occured during the fourth quarter of 2002, from an extraordinary item to an operating item in the Consolidated Statement of Operations for the fiscal year ended December 29, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. A commitment to an exit or disposal plan no longer will be sufficient basis for recording a liability for those activities. The adoption of SFAS No. 146 in the first quarter of 2003 had no immediate impact on the Company's financial condition or results of operations; however, the Company may have future exit or disposal activities to which SFAS No. 146 would apply.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF Issue No. 02-16 clarified that cash consideration received by a customer from a vendor is a reduction of the price of the vendor's products or services and therefore, should be characterized as a reduction of cost of sales when recognized in the customer's income statement (Issue 1). The EITF Issue No. 02-16 also clarified that a rebate of a specified amount of cash consideration should be accrued and recognized as a reduction of cost of sales as terms of a binding arrangement are met by the customer and the amount of the rebate is reasonably estimable (Issue 2). The consensus on Issue 1 should be applied to fiscal periods beginning after December 15, 2002. The consensus on Issue 2 is effective for arrangements entered into after November 21, 2002. The adoption of EITF Issue No. 02-16 in the first quarter of 2003 had no impact on the Company's consolidated statement of operations as the Company accounted for rebates in the manner prescribed by Issue No. 02-16 prior to the EITF's consensus on this matter.

Stock-Based Compensation Costs

The Company has a stock-based compensation (stock option) plan which is described more fully in the Company's annual report. The Company accounts for the plan using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Because all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of operations. Had stock-based compensation cost for the plan been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's consolidated net income and earnings per share would have been as follows for the twelve weeks ended March 23, 2003 and March 24, 2002:


                                                 2003               2002
                                            ---------------   ----------------
Net income (loss) as reported              $        148,356  $      (1,365,968)
Stock-based compensation cost using fair
   value method, net of related tax effects         149,899            224,369
                                            ---------------   ----------------
Pro forma net loss                         $         (1,543)  $     (1,590,337)
                                            ===============   ================

Earnings (loss) per share:
   Basic and diluted, as reported          $           0.03  $           (0.23)
   Pro forma basic and diluted                         0.00              (0.27)


2. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." During the first quarter of 2002, the Company determined that all goodwill as of January 1, 2002 related to two reporting units was impaired. The fair value of each unit was determined using appropriate valuation techniques. As a result of the transitional impairment test, an impairment loss in the amount of $1,503,773, net of tax, was recorded as a cumulative effect of a change in accounting principle during the first quarter of 2002.

During the fourth quarter of 2002, the Company completed the annual test of impairment and determined that there was no impairment of the $174,657 goodwill acquired during the purchase of the remaining 50% interest in TW- Springhurst. See Note 7 for further discussion of this transaction.

The Company acquired Tumbleweed International, LLC (see Note 8) during the first quarter of 2002, which resulted in the acquisition of an intangible asset in the amount of $1,525,966 and is included in the corporate segment. The intangible asset consists of $1,455,966 in international licensing rights, which are indefinitely lived assets not subject to amortization under SFAS No. 142, and $70,000 of existing franchise contracts, which are definite lived assets amortized over the 45 year contract period. During the first quarter of 2003, the Company recorded amortization expense totaling $359 for the definite lived intangible. The amortization expense for each of the next five years will approximate $1,555 per year.

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:


                                                                 March 23,         December 29,
                                                                   2003                2002
                                                              ---------------     --------------

Accrued payroll, severance and related taxes                 $      1,105,256    $       979,082
Accrued insurance and fees                                            168,350            178,117
Accrued taxes, other than payroll                                     843,673            609,900
Gift card and certificate liability                                   307,293            524,870
Reserve for loss on guarantees of indebtedness                         64,393             74,573
Reserve for store closing costs                                       269,758            290,990
Other                                                                 323,347            293,492
                                                              ---------------     --------------
                                                             $      3,082,070    $     2,951,024
                                                              ===============     ==============

4.   LONG-TERM DEBT

Long-term debt consists of:


                                                                 March 23,         December 29,
                                                                   2003                2002
                                                              ---------------     ---------------
Secured mortgage payable, bearing interest at LIBOR plus
4.20% (5.54% at March 23, 2003), payable in monthly
installments through January 1, 2018                         $      7,322,826    $              -

Secured mortgage payable, bearing interest at 8.52%,
payable in monthly installments through January 1, 2018             7,079,871

Secured mortgage payable, bearing interest at 8.32%,
payable in monthly installments through January 1, 2013             1,730,524                   -


Secured mortgage payable, bearing interest at LIBOR plus
4.20% (5.54% at March 23, 2003), payable in monthly
installments through January 1, 2013                                1,727,535                   -

Secured  $5,960,000  mortgage revolving line of credit note, bearing interest at prime rate plus .25%, due December 31,
2003                                                                        -           5,801,148


Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65%, due April 1, 2003                         -           2,130,342

                                      (Continued next page)





                                                                 March 23,         December 29,
                                                                   2003                2002
                                                              ---------------     ---------------
Secured  mortgage  payable,   bearing  interest  at  7.5%,
payable in monthly installments through January 22, 2007
with a lump sum payment due February 22, 2002                $              -    $      1,395,253

Secured mortgage note payable, bearing interest at prime
rate plus 1%, payable in monthly installments through
October 1, 2017                                                             -             972,916

Secured mortgage note payable, bearing interest at 8.75%,
payable in monthly installments through February 15, 2008                   -             838,428


Secured $875,000 mortgage revolving line of credit note,
bearing interest at prime rate plus 2.0%, due April 1, 2003                 -             874,868

Secured  mortgage  note  payable,  bearing  interest at prime rate,  payable in monthly installments through March 1,
2006                                                                        -             570,604

Secured  mortgage  note  payable,  bearing  interest  at prime rate plus  1.25%, payable in monthly installments through
November 27, 2016                                                           -             521,875

Secured mortgage note payable, bearing interest at 10.52%,
payable in monthly installments through August 18, 2005                     -             319,373

Unsecured note payable bearing interest at 7.5%, due
February 22, 2007                                                           -             282,113

Other installment notes payable                                             -             288,733
                                                              ---------------     ---------------

                                                                   17,860,756          13,995,623
Less current maturities                                               820,612             744,540
                                                              ---------------     ---------------
Long-term debt                                               $     17,040,144    $     13,251,083
                                                              ===============     ===============

Based on the borrowing rates currently available to the Company for mortgages with similar terms and average maturities, the fair value of long term debt approximates carrying value.

On December 31, 2002, the Company completed an $18.0 million financing package with GE Capital Franchise Finance Corporation. The financing package consolidated all of the Company's outstanding debt and equipment capital leases and provided approximately $2.9 million for the remodel and expansion of Company restaurants. The debt bears interest at both fixed rates ranging from 8.32% to 8.52% ($8,872,000) and a variable rate of LIBOR plus 4.20% ($9,128,000) with terms of 10 to 15 years. The debt is secured by fifteen fee simple properties and substantially all of the equipment owned by the Company with a net book value of approximately $22,500,000 at March 23, 2003. The Company is in compliance with various financial covenants at the end of the first quarter of 2003 and, management expects to be in compliance with the various financial covenants throughout 2003.

5.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the twelve weeks ended March 23, 2003 and March 24, 2002 in accordance with FAS 128, "Earnings per Share."


                                                                        Twelve Weeks        Twelve Weeks
                                                                           Ended                Ended
                                                                         March 23,            March 24,
                                                                            2003                2002
                                                                      ----------------    -----------------
Numerator:
    Income before cumulative effect of a change in accounting
      principle                                                      $         148,356   $          137,805
    Cumulative effect of a change in accounting principle, net of tax                -           (1,503,773)
                                                                      ----------------    -----------------
    Net income (loss)                                                $         148,356   $       (1,365,968)
                                                                      ================    =================

Denominator:
   Weighted average shares
      outstanding - basic                                                    5,916,153            5,916,153
   Effect of dilutive securities:
      Director and employee stock options                                        9,000                3,463
                                                                      ----------------    -----------------
   Denominator for diluted earnings per share -
      adjusted weighted average and assumed conversions                      5,925,153            5,919,616
                                                                      ================    =================


6.   SEGMENT INFORMATION

The  Company  has  three  reportable  segments:   restaurants,   commissary  and
corporate. The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from the sale of food products to the general public. The commissary segment derives its revenues from the sale of food products to Company-owned and franchised restaurants and non-affiliated restaurant concepts. The corporate segment derives revenues from sale of franchise rights, franchise royalties and related services used in restaurant operations, and contains the selling, general and administrative activities of the Company.

Generally, the Company evaluates performance and allocates resources based on pre-tax income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

Segment information for the twelve weeks ended March 23, 2003 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    12,645,330  $      508,789    $      399,050   $  13,553,169
Intersegment revenues                                             -         561,946                 -         561,946
General and
   administrative expenses                                        -               -         1,081,988       1,081,988
Advertising expenses                                              -               -           431,181         431,181
Depreciation and amortization                               375,109          22,841            65,916         463,866
Net interest expense                                              -          34,179           286,960         321,139
Income (loss) before income taxes                         1,602,533          67,000        (1,404,615 )       264,918


Segment information for the twelve weeks ended March 24, 2002 is as follows:



                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    13,463,593  $      381,886    $      339,275   $  14,184,754
Intersegment revenues                                             -         572,829                 -         572,829
General and
   administrative expenses                                        -               -           983,162         983,162
Advertising expenses                                              -               -           453,915         453,915
Depreciation and
   amortization                                             374,613          18,831            63,875         457,319
Net interest expense                                              -          35,292           198,786         234,078
Income (loss) before income taxes and
 cumulative effect of a change in accounting
 principle                                                1,499,699          13,300        (1,266,918 )       246,081

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
                                     =============

8.  ACQUISITION OF INTERNATIONAL

On January 1, 2002, the Company purchased the ownership interest in Tumbleweed International, LLC ("International") for $1.5 million from TW-International Investors, Inc. and Chi-Chi's International Operations, Inc. ("CCIO"). CCIO owned 40% of International. The President and Chief Executive Officer of the Company is the sole shareholder of CCIO. Members of TW-International Investors, Inc. include three current directors of the Company. The acquisition gives the Company direct control and benefit of the international licensing of the Tumbleweed concept. In connection with the acquisition, the Company assumed an existing $1.4 million bank loan of TW- International Investors, Inc. and issued 76,923 shares of its common stock to CCIO. The Company has enterd into a commission agreement with CCIO in connection with the sale of international regional licenses by International.

The transaction was accounted for as a purchase and the purchase price was allocated to the intangible assets acquired - the Tumbleweed international licensing rights and existing franchise contracts. The allocation of the purchase price is summarized as follows.


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
                                     =============

9.  INCOME TAXES

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the twelve weeks ended March 23, 2003 and March 24, 2002 have been provided for at an estimated effective tax rate of 44%. The effective tax rate differs from the statutory federal tax rate of 34% due substantially to the impact of employment tax credits and state income taxes.

10.  INVOLUNTARY CONVERSION OF NON-MONETARY ASSETS

As a result of a fire July 11, 2002 at a Company-owned restaurant in Ohio, an involuntary conversion of a non- monetary asset occurred. During the twelve weeks ended March 23, 2003, the Company recorded as other revenues approximately $30,000 of business interruption income which will be reimbursed by the Company's insurance.

11.  CONTINGENCIES

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $35,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of March 23, 2003, the reserve balance is approximately $64,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented, but instead acted as a broker. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of a commitment fee plus additional charges, fees and costs aggregating approximately $500,000 relating to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of March 23, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

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

As of March 23, 2003, we owned, franchised or licensed 57 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 20 franchised restaurants in Indiana, Illinois, Kentucky and Wisconsin and six licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey.

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


                                                  Twelve Weeks    Twelve Weeks
                                                    Ended            Ended
                                                  March 23,        March 24,
                                                     2003            2002
                                                --------------   -------------
Revenues:
   Restaurant sales                                       93.3%           94.9%
   Commissary sales                                        3.8             2.7
   Franchise fees and royalties                            2.1             1.8
   Other revenues                                          0.8             0.6
                                                --------------   -------------
     Total revenues                                      100.0           100.0
Operating expenses:
   Restaurant cost of sales (1)                           29.1            30.2
   Commissary cost of sales (2)                           86.8            90.8
   Operating expenses (1)                                 54.3            54.9
   Selling, general and administrative expenses           11.2            10.1
   Depreciation and amortization                           3.4             3.2
                                                --------------   -------------
     Total operating expenses                             95.7            96.6
                                                --------------   -------------
     Income from operations                                4.3             3.4
Interest expense, net                                     (2.4)           (1.7)
                                                --------------   -------------
Income before income taxes and cumulative
    effect of a change in accounting principle             1.9             1.7
Provision for income taxes - current
   and deferred                                            0.8             0.7
                                                --------------   -------------
Income before cumulative effect of a
   change in accounting principle                          1.1             1.0
Cumulative effect of a change in accounting
   principle, net of tax                                     -           (10.6)
                                                --------------   -------------
Net income (loss)                                          1.1 %          (9.6)%
                                                ==============   =============
  (1)   As percentage of restaurant sales.
  (2)   As percentage of commissary sales.

COMPARISON OF THE FIRST QUARTER OF 2003 AND 2002

Total revenues decreased by $631,585 or 4.5% for the first quarter of 2003 compared to the same period in 2002 primarily as a result of the following:

   Restaurant sales decreased by $818,263 or 6.1% for the first quarter of 2003 compared to the same period in 2002. The decrease in restaurant sales is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February 2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. The decrease in restaurant sales can also be attributed to a 1.7% decrease in same store sales for the first quarter.

   Commissary sales to franchised and licensed restaurants and non-affiliated restaurant concepts increased by $126,903 or 33.3% for the first quarter of 2003 compared to the same period in 2002. The increase in commissary sales is primarily a result of an increase in sales to non-affiliated restaurant concepts.

   Franchise fees and royalties increased by $34,999 or 14.0% for the first quarter of 2003 compared to the same period in 2002. Franchise income increased $35,000 primarily as a result of having one franchise restaurant opening in the first quarter of 2003 compared to no franchise restaurant openings during the first quarter of 2002. Royalty income remained fairly in constant in the first quarter of 2003 compared to the same period in 2002.

   Other revenues increased by $24,776 or 27.7% for the first quarter of 2003 compared to the same period in 2002 primarily due to approximately $30,000 of insurance proceeds (business interruption income) as a result of a fire in July 2002 at a Company-owned restaurant. There was no similar income in the first quarter of 2002.

Restaurant cost of sales decreased by $391,870 or 9.6% for the first quarter of 2003 compared to the same period in 2002. The decrease in restaurant cost of sales is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February
2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. Restaurant cost of sales decreased as a percentage of sales by 1.1% to 29.1% for the first quarter of 2003 compared to 30.2% during the same period in 2002. The 1.1% decrease in cost of sales as a percentage of restaurant sales is primarily the result of improved operating efficiencies and lower product costs at the restaurant level combined with a 2.0% price increase in mid-February 2003.

Commissary cost of sales increased $94,854 or 27.3% for the first quarter of 2003 compared to the same period in 2002. The increase in commissary cost of sales is due primarily to the increase in sales. As a percentage to commissary sales, commissary cost of sales decreased 4.0% for the first quarter of 2003 compared to the same period in 2002 as a result of an increase in sales to non-affiliated restaurant concepts.

Restaurant operating expenses decreased by $523,106 or 7.1% for the first quarter of 2003 compared to the same period in 2002. The decrease in operating expenses is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February
2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. Operating expenses decreased as a percentage of restaurant sales by 0.6% to 54.3% for the first quarter of 2003 from 54.9% for the same period in 2002 primarily as a result of decreased hourly labor costs and administrative costs and as a result of a 2.0% price increase in mid-February 2003.

Selling, general and administrative expenses increased by $76,092 or 5.3% for the first quarter of 2003 compared to the same period in 2002. The increase in selling, general and administrative expenses is primarily a result of training costs incurred as a result of a franchise restaurant opening in the first quarter of 2003 (no similar expense incurred in the first quarter of 2002) and increased management development costs for Company-owned restaurants. As a percentage to total revenues, selling, general and administrative expenses were 11.2% and 10.1% for the first quarter of 2003 and 2002, respectively.

Depreciation and amortization expense increased $6,547 or 1.4% for the first quarter of 2003 compared to the same period in 2002 primarily as a result of capital improvements made to existing Company-owned restaurants during 2002.

Net interest expense increased $87,061 or 37.2% for the first quarter of 2003 compared to the same period in 2002. The increase in net interest expense for the first quarter is primarily a result of the approximately $3.2 million of additional debt the Company incurred in connection with the debt refinancing which was completed December 31, 2002. See below for a further discussion of this transaction.

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the first quarter of 2003 and 2002 have been provided for at an estimated effective tax rate of 44%. The effective tax rate differs from the statutory federal tax rate of 34% as a result of the impact of employment tax credits and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2002, the Company completed an $18.0 million financing package with GE Capital Franchise Finance Corporation (GE). The loan was divided into two real estate loans totaling $14.5 million secured by fifteen fee simple properties, one loan ($7,122,000) bearing interest at a fixed rate of 8.52% for 15 years and the other ($7,378,000) at a variable rate of LIBOR plus 4.20% over 15 years. The Company also entered into two equipment loan agreements totaling $3.5 million secured by substantially all the equipment of the Company. One equipment loan ($1,750,000) bears interest at a fixed rate of 8.32% over 10 years while the other equipment loan ($1,750,000) has a variable rate of LIBOR plus 4.20% over 10 years. The financing package consolidates all of the Company's outstanding debt and provides approximately $1.7 million for the remodel, modernization and / or upgrade to the properties described in the renovation agreements signed with GE. The Company has until June 30, 2004 to complete the renovations, unless the Company obtains GE's written consent for an extension of such date. Additionally, the financing package provides for $1.2 million to be used for expansion of Company restaurants. The loan imposes restrictions on the Company with respect to the maintenance of certain financial covenants, the incurrence of indebtedness, the sale of assets and capital expenditures. The Company is required to maintain two separate Fixed Charge Coverage Ratios. One is a Corporate Fixed Charge Coverage Ratio of 1.25:1 based on results of the entire company and the second, an aggregate Fixed Charge Coverage Ratio of at least 1.25:1 on the properties used as collateral on these loans. Both ratios are determined as of the last day of each fiscal year with respect to the twelve- month period of time immediately preceding the date of determination. The Company must also maintain a Funded Debt to EBITDA ratio not to exceed 5.5 to 1.0, determined as of the last day of each fiscal quarter for the twelve- month period of time immediately preceding the date of determination. With the exception of new store development, the Company shall not incur debt in excess of $500,000 per year without prior written consent of GE. The Company is in compliance with various financial covenants at the end of the first quarter of 2003 and, management expects to be in compliance with the financial covenants throughout 2003.

Our capital needs during the first quarter of 2003 arose from the reconstruction of a restaurant facility which was damaged by fire in July 2001 and the maintenance and improvement of existing restaurant facilities. Our capital needs during the first quarter of 2002 arose from the maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was primarily insurance proceeds received in 2002 and 2003. The maintenance and improvement expenditures were funded by internally generated cash flow. The 2003 maintenance and improvement expenditures were also partially funded by the $1.7 million generated from the debt refinancing, as discussed above.

The table below provides certain information regarding our sources and uses of cash for the periods presented.


                                            Twelve Weeks        Twelve Weeks
                                               Ended                Ended
                                             March 23,            March 24,
                                                2003                2002
                                          ----------------    -----------------
Net cash provided by operations          $         672,941   $          512,122
Purchases of property and equipment               (701,923)             (72,202)
Business acquisition                                     -             (267,000)
Net borrowings (payments) on long-term
   debt and capital lease obligations            3,219,887             (212,360)

The Company's largest use of funds during the first quarter of 2003 was for the reconstruction of a restaurant facility which was damaged by fire in July 2002 (restaurant reopened in mid-February 2003), for payments of long-term debt and for the maintenance and improvement of existing restaurant facilities. The Company's largest source of funds during the first quarter of 2003 was proceeds from the debt refinancing, cash reserves, cash flow from operations and insurance proceeds for the property and equipment which was destroyed in July 2002. The Company's largest use of funds during the first quarter of 2002 was for the payment of long-term debt and capital lease obligations and for the acquisition of the remaining 50% interest in TW-Springhurst. The Company's largest source of funds during the first quarter of 2002 was proceeds from the Company's two mortgage revolving lines of credit and cash flow from operations. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects to construct one to two additional restaurant facilities. Our ability to expand our number of restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond our control. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which we intend to operate. There can be no assurance that we will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that our new restaurants will generate sales revenue or profit margins consistent with those of our existing restaurants, or that these new restaurants will be operated profitably.

In the next 12 months, the Company expects the demand on future liquidity to be principally from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of March 23, 2003, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities. In addition to the $1.2 million reserve established as a result of the GE financing package, we will utilize mortgage, sale/leaseback and/or landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants we plan to open in the next 12 months. The remaining costs will be funded by available cash reserves and cash provided from operations. Management believes such sources will be sufficient to fund our expansion plans the next 12 months. Should our actual results of operations fall short of, or our rate of expansion significantly exceed plans, or should our costs of capital expenditures exceed expectations, we may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $35,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of March 23, 2003, the reserve balance is approximately $64,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented, but instead acted as a broker. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of a commitment fee plus additional charges, fees and costs aggregating approximately $500,000 relating to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of March 23, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company's primary market risk exposure with regards to financial instruments is changes in interest rates. The Company's debt bears interest at both fixed and variable rates. On March 23, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximately $480,000 decrease in fair value of debt and would increase interest expense on the variable rate mortgages by approximately $90,000.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $35,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of March 23, 2003, the reserve balance is approximately $64,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented, but instead acted as a broker. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of a $405,000 commitment fee plus additional charges, fees and costs all in the excess of $500,000 relating to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of March 23, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

We are also subject to claims and legal actions in the ordinary course of our business. Certain of these claims and actions may involve related parties. We believe that all such claims and actions are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits  -

         Exhibit 10.1 $7,122,000 Loan Agreement dated December 31, 2002 and related amendment between TW Real Estate I, LLC and GE Capital Franchise Finance Corporation
         Exhibit 10.2 $7,378,000 Loan Agreement dated December 31, 2002 and related amendment between TW Real Estate II, LLC and GE Capital Franchise Finance Corporation
         Exhibit 10.3 $1,750,000 Equipment Loan and Security Agreement dated December 31, 2002 between TW Real Estate I, LLC and GE Capital Franchise Finance Corporation
         Exhibit 10.4 $1,750,000 Equipment Loan and Security Agreement dated December 31, 2002 between TW Real Estate II, LLC and GE Capital Franchise Finance Corporation
         Exhibit 99.1      Certifications pursuant to Section 1350, Chapter
                           63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)       Reports on Form 8-K

         Tumbleweed, Inc. (the Company) filed Form 8-K on January 9, 2003 to report under Item 5 that the Company had completed an $18.0 million financing package with GE Capital Franchise Finance Corporation.

         Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Dated:       May 7, 2003                        Tumbleweed, Inc.


                                      By:  /s/   Glennon F. Mattingly
                                                 --------------------
                                               Glennon F. Mattingly
                                               Senior Vice President
                                               Chief Financial Officer


 I, Glennon F. Mattingly, certify that:

 (1)     I have reviewed this quarterly report on Form 10-Q of Tumbleweed, Inc.;
(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
 (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
 (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
 (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
 (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:   May 7, 2003                  /s/ Glennon F. Mattingly
                                      ------------------------
                                      Glennon F. Mattingly
                                      Vice President and
                                      Chief Financial Officer

 I, Terrance A. Smith, certify that:

 (1)     I have reviewed this quarterly report on Form 10-Q of Tumbleweed, Inc.;
 (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
 (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
 (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
 (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:   May 7, 2003             /s/ Terrance A. Smith
                               ---------------------
                                 Terrance A. Smith
                                 President and Chief
                                 Executive Officer