Form 10-Q
period 2003-06-15
TUMBLEWEED INC
filed 2003-07-30
CIK 1064535

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

                  For the quarterly period ended June 15, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No  _______
   ----
Indicate by check mark whether the registrant is an accelerated filer(as defined
in Rule 12b-2 of the Exchange Act).   Yes ____   No     X
                                                     --------

The number of shares of common stock, par value of $.01 per share, outstanding on July 15, 2003 was 5,916,153.

                                TUMBLEWEED, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
Item 1.  Financial Statements (Unaudited)
  a) Consolidated Statements of Operations for the twenty-four
     weeks and twelve weeks ended  June 15, 2003 and June 16, 2002           3
  b) Consolidated Balance Sheets as of June 15, 2003 and
     December 29, 2002                                                       4
  c) Consolidated Statements of Cash Flows for the twenty-four
     weeks ended June 15, 2003 and June 16, 2002                             5
  d) Notes to Consolidated Financial Statements                              6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           14

Item 3. Quantitative and Qualitative Disclosures About Market Risk          20

Item 4. Controls and Procedures                                             20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21
Item 6.  Exhibits and Reports on Form 8-K                                   22

Signature                                                                   23

                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                         Twenty-Four                    Twelve Weeks
                                                         Weeks Ended                        Ended
                                                -----------------------------   -----------------------------
                                                   June 15,       June 16,        June 15,        June 16,
                                                     2003           2002            2003            2002
                                                --------------  -------------   -------------   -------------
Revenues:
   Restaurant sales                            $    25,949,248 $   26,559,567  $   13,303,918  $   13,095,974
   Commissary sales                                  1,051,495        796,479         542,706         414,593
   Franchise fees and royalties                        635,509        541,557         350,662         291,709
   Other revenues                                      210,256        294,890          96,053         205,462
                                                --------------  -------------   -------------   -------------

Total revenues                                      27,846,508     28,192,493      14,293,339      14,007,738

Operating expenses:
   Restaurant cost of sales                          7,557,912      8,055,402       3,877,175       3,982,795
   Commissary cost of sales                            903,375        711,597         461,586         364,662
   Operating expenses                               14,057,820     14,660,313       7,190,269       7,269,656
   Selling, general and administrative
    expenses                                         3,002,759      2,847,591       1,489,590       1,410,514
   Preopening expenses                                  28,865              -          28,865               -
   Depreciation and amortization                       945,897        909,861         482,031         452,542
                                                --------------  -------------   -------------   -------------

Total operating expenses                            26,496,628     27,184,764      13,529,516      13,480,169
                                                --------------  -------------   -------------   -------------

Income from operations                               1,349,880      1,007,729         763,823         527,569

Interest expense, net                                 (630,890)      (464,472)       (309,750)       (230,394)
                                                --------------  -------------   -------------   -------------

Income before income taxes and cumulative
effect of a change in accounting principle             718,990        543,257         454,073         297,175
Provision for income taxes - current and
 deferred                                              316,356        239,036         199,792         130,757
                                                --------------  -------------   -------------   -------------

Income before cumulative effect of a change
  in accounting principle                              402,634        304,221         254,281         166,418
Cumulative effect of a change in accounting
  principle, net of tax ($845,873)                           -     (1,503,773)              -               -
                                                --------------  -------------   -------------   -------------
Net income (loss)                                      402,634     (1,199,552)        254,281         166,418
                                                ==============  =============   =============   =============

Basic and diluted earnings (loss) per share:
    Income before cumulative effect of a
       change in accounting principle          $          0.07 $         0.05  $         0.04  $         0.03
    Cumulative effect of a change in accounting
       principle, net of tax                                 -          (0.25)              -               -
                                                --------------  -------------   -------------   -------------
    Net income (loss)                          $          0.07 $        (0.20) $         0.04  $         0.03
                                                ==============  =============   =============   =============

See accompanying notes.

                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                                            As of
                                                                           June 15,             As of
                                                                             2003           December 29,
                                                                         (Unaudited)            2002
                                                                        --------------     ---------------
Assets
Current assets:
   Cash and cash equivalents                                           $     5,550,579    $      1,334,631
   Accounts receivable                                                         772,335             942,241
   Inventories                                                               1,880,258           1,786,207
   Prepaid expenses and other assets                                           650,847             601,751
                                                                        --------------     ---------------
Total current assets                                                         8,854,019           4,664,830
Property and equipment, net                                                 26,777,543          26,699,920
Goodwill                                                                       174,657             174,657
Intangible assets, net                                                       1,523,812           1,524,530
Deferred income taxes                                                          231,688             281,840
Other assets                                                                   878,433             631,365
                                                                        --------------     ---------------
Total assets                                                           $    38,440,152    $     33,977,142
                                                                        ==============     ===============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $     2,458,577    $      1,292,871
   Accrued liabilities                                                       2,716,187           2,951,024
   Deferred income taxes                                                       282,375             153,249
   Current maturities on long-term
     debt and capital leases                                                   893,626           1,191,874
                                                                        --------------     ---------------
Total current liabilities                                                    6,350,765           5,589,018

Long-term liabilities:
   Long-term debt, less current maturities                                  16,806,627          13,251,083
   Capital lease obligations, less current maturities                        1,190,768           1,437,683
   Other liabilities                                                            55,000              65,000
                                                                        --------------     ---------------
Total long-term liabilities                                                 18,052,395          14,753,766
                                                                        --------------     ---------------
Total liabilities                                                           24,403,160          20,342,784

Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                                 -                   -
   Common stock, $.01 par value, 16,500,000 shares authorized;
     5,958,553 shares issued at June 15, 2003 and
     December 29, 2002                                                          59,587              59,587
   Paid-in capital                                                          16,393,235          16,393,235
   Treasury stock, 42,400 shares                                              (254,695)           (254,695)
   Retained deficit                                                         (2,161,135)         (2,563,769)
                                                                        --------------     ---------------
     Total stockholders' equity                                             14,036,992          13,634,358
                                                                        --------------     ---------------
Total liabilities and stockholders' equity                             $    38,440,152    $     33,977,142
                                                                        ==============     ===============

See accompanying notes.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                          Twenty-Four         Twenty-Four
                                                                          Weeks Ended         Weeks Ended
                                                                           June 15,             June 16,
                                                                             2003                 2002
                                                                       -----------------    ----------------

Operating activities:
   Net income (loss)                                                  $          402,634   $      (1,199,552)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
        Depreciation and amortization                                            945,897             909,861
        Deferred income taxes                                                    179,278            (442,158)
        Loss on disposition of property and equipment                             58,817              42,107
        Cumulative effect of a change in accounting
            principle                                                                  -           2,349,646
        Changes in operating assets and liabilities:
          Accounts receivable                                                    169,906            (329,673)
          Income tax receivable                                                  104,055            (102,285)
          Inventories                                                            (94,051)              9,729
          Prepaid expenses                                                      (169,809)             49,350
          Other assets                                                          (255,569)           (143,624)
          Accounts payable                                                     1,165,706             317,739
          Accrued liabilities                                                   (234,837)           (590,672)
          Other liabilities                                                      (10,000)            (55,000)
                                                                       -----------------    ----------------
Net cash provided by operating activities                                      2,262,027             815,468

Investing activities:
    Purchases of property and equipment                                       (1,056,461)           (350,537)
   Business acquisition                                                                -            (150,000)
                                                                       -----------------    ----------------
Net cash used in investing activities                                         (1,056,461)           (500,537)

Financing activities:
   Proceeds from issuance of long-term debt                                   18,000,000             920,000
   Payments on long-term debt and capital lease obligations                  (14,989,618)         (1,660,345)
                                                                       -----------------    ----------------
Net cash provided by (used in) financing activities                            3,010,382            (740,345)
                                                                       -----------------    ----------------

Net increase (decrease) in cash and cash equivalents                           4,215,948            (425,414)

Cash and cash equivalents at beginning of period                               1,334,631             757,266
                                                                       -----------------    ----------------
Cash and cash equivalents at end of period                            $        5,550,579   $         331,852
                                                                       =================    ================


See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 15, 2003


1.  BASIS OF PRESENTATION

Restaurant Facilities

As of June 15, 2003, the Company owned, franchised or licensed 57 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 21 franchised restaurants located in Indiana, Illinois, Kentucky and Wisconsin and five licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the twenty-four weeks ended June 15, 2003.


Company-owned restaurants:
     In operation, beginning of period                31
     Restaurants opened                                0
     Restaurants closed                                0
                                                --------
     In operation, end of period                      31

Franchise and licensed restaurants:
     In operation, beginning of period                25
     Restaurants opened                                2
     Restaurants closed                               (1)
                                                --------
     In operation, end of period                      26
                                                --------
         System Total                                 57
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

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of a change in accounting principle and normal recurring accruals, which are necessary for a fair presentation. The results of operations for the twenty-four weeks and twelve weeks ended June 15, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2003.


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

145 rescinds SFAS No. 44 and 64 because the statements are no longer applicable. Tumbleweed will adopt SFAS No. 145 in 2003 which will result in reclassifying its loss on unamortized loan costs, which occured during the fourth quarter of 2002, from an extraordinary item to an operating item in the Consolidated Statement of Operations for the fiscal year ended December 29, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 (the quarter beginning June 16, 2003 for the Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company's management is currently evaluating the requirements of FIN 46 with respect to the Company's specific facts in order to determine the impact, if any, on its financial statements.

Stock-Based Compensation Costs

The Company has a stock-based compensation (stock option) plan which is described more fully in the Company's annual report. The Company accounts for the plan using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Because all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of operations. Had stock-based compensation cost for the plan been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's consolidated net income and earnings per share would have been as follows for the twenty-four weeks and twelve weeks ended June 15, 2003 and June 16, 2002:


                                                     Twenty-Four                          Twelve
                                                     Weeks Ended                        Weeks Ended
                                            ------------------------------    -------------------------------
                                               June 15,        June 16,          June 15,         June 16,
                                                 2003            2002              2003             2003
                                            --------------   -------------    ---------------   -------------
Net income (loss) as reported              $       402,634  $   (1,199,552)  $        254,281  $      166,418
Stock-based compensation cost using fair
   value method, net of related tax effects        292,631         381,935            142,690         159,427
                                            --------------   -------------    ---------------   -------------
Pro forma net income (loss)                $       110,003   $  (1,581,487)  $        111,591  $        6,991
                                            ==============   =============    ===============   =============

Earnings (loss) per share:
   Basic and diluted, as reported          $          0.07  $        (0.20)  $           0.04  $         0.03
   Pro forma basic and diluted                        0.02           (0.27)              0.02            0.00


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

The Company acquired Tumbleweed International, LLC (see Note 8) during the first quarter of 2002, which resulted in the acquisition of an intangible asset in the amount of $1,525,966 and is included in the corporate segment. The intangible asset consists of $1,455,966 in international licensing rights, which are indefinitely lived assets not subject to amortization under SFAS No. 142, and $70,000 of existing franchise contracts, which are definite lived assets amortized over the 45 year contract period. During the first two quarters of 2003, the Company recorded amortization expense totaling $718 for the definite lived intangible. The amortization expense for each of the next five years will approximate $1,555 per year.

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:


                                                                 June 15,          December 29,
                                                                   2003                2002
                                                              ---------------     --------------

Accrued payroll and related taxes                            $      1,126,343    $       979,082
Accrued taxes, other than payroll                                     724,269            609,900
Gift card and certificate liability                                   269,138            524,870
Reserve for loss on guarantees of indebtedness                         54,214             74,573
Reserve for store closing costs                                       233,407            290,990
Other                                                                 308,816            471,609
                                                              ---------------     --------------
                                                             $      2,716,187    $     2,951,024
                                                              ===============     ==============

4.   LONG-TERM DEBT

Long-term debt consists of:


                                                                 June 15,          December 29,
                                                                   2003                2002
                                                              ---------------     ---------------
Secured mortgage payable, bearing interest at LIBOR plus
4.20% (5.52% at June 15, 2003), payable in monthly
installments through January 1, 2018                         $      7,242,234    $              -

Secured mortgage payable, bearing interest at 8.52%,
payable in monthly installments through January 1, 2018             7,021,420                   -

Secured mortgage payable, bearing interest at 8.32%,
payable in monthly installments through January 1, 2013             1,702,200                   -


Secured mortgage payable, bearing interest at LIBOR plus
4.20% (5.52% at June 15, 2003), payable in monthly
installments through January 1, 2013                                1,694,185                   -

Secured  $5,960,000  mortgage revolving line of credit note, bearing interest at prime rate plus .25%, due December 31,
2003                                                                        -           5,801,148

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65%, due April 1, 2003                         -           2,130,342

Secured  mortgage  payable,   bearing  interest  at  7.5%,
payable  in  monthly installments through January 22, 2007
with a lump sum payment due February 22, 2002                               -           1,395,253

                                      (Continued next page)



                                                                 June 15,          December 29,
                                                                   2003                2002
                                                              ---------------     ---------------


Secured  mortgage note payable,  bearing interest at prime
rate plus 1%, payable in monthly installments through
October 1, 2017                                              $              -    $        972,916

Secured mortgage note payable, bearing interest at 8.75%,
payable in monthly installments through February 15, 2008                   -             838,428


Secured $875,000 mortgage revolving line of credit note,
bearing interest at prime rate plus 2.0%, due April 1, 2003                 -             874,868

Secured mortgage note payable, bearing interest at prime
rate, payable in monthly installments through March 1,
2006                                                                        -             570,604

Secured mortgage note payable, bearing interest at prime
rate plus  1.25%,payable in monthly installments through
November 27, 2016                                                           -             521,875

Secured mortgage note payable, bearing interest at 10.52%,
payable in monthly installments through August 18, 2005                     -             319,373

Unsecured note payable bearing interest at 7.5%, due
February 22, 2007                                                           -             282,113

Other installment notes payable                                             -             288,703
                                                              ---------------     ---------------

                                                                   17,660,039          13,995,623
Less current maturities                                               853,412             744,540
                                                              ---------------     ---------------
Long-term debt                                               $     16,806,627    $     13,251,083
                                                              ===============     ===============

Based on the borrowing rates currently available to the Company for mortgages with similar terms and average maturities, the fair value of long term debt approximates carrying value.

On December 31, 2002, the Company completed an $18.0 million financing package with GE Capital Franchise Finance Corporation. The financing package consolidated all of the Company's outstanding debt and equipment capital leases and provided approximately $2.9 million for the remodel and expansion of Company restaurants. The debt bears interest at both fixed rates ranging from 8.32% to 8.52% ($8,872,000) and a variable rate of LIBOR plus 4.20% ($9,128,000) with terms of 10 to 15 years. The debt is secured by fifteen fee simple properties and substantially all of the equipment owned by the Company with a net book value of approximately $22,700,000 at June 15, 2003. The Company is in compliance with various financial covenants at the end of the second quarter of 2003 and management expects to be in compliance with the various financial covenants throughout 2003.

5.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the twenty-four weeks and twelve weeks ended June 15, 2003 and June 16, 2002 in accordance with FAS 128, "Earnings per Share."


                                                     Twenty-Four      Twenty-Four     Twelve Weeks      Twelve Weeks
                                                     Weeks Ended      Weeks Ended         Ended             Ended
                                                      June 15,          June 16,        June 15,          June 16,
                                                        2003              2002            2003              2002
                                                   ---------------   --------------  ---------------   ---------------
Numerator:
    Income before cumulative effect of a
       change in accounting principle             $        402,634  $       304,221 $        254,281  $        166,418
    Cumulative effect of a change in accounting
       principle, net of tax                                     -       (1,503,773)               -                 -
                                                   ---------------   --------------  ---------------   ---------------
    Net income (loss)                             $        402,634  $    (1,199,552)$        254,281  $        166,418
                                                   ===============   ==============  ===============   ===============

Denominator:
    Weighted average shares outstanding - basic          5,916,153        5,916,153        5,916,153         5,916,153
    Effect of dilutive securities:
        Director and employee stock options                  9,090            3,577            9,180             3,064
                                                   ---------------   --------------  ---------------   ---------------
    Denominator for diluted earnings per share
    - adjusted weighted average and assumed
    conversions                                          5,925,243        5,919,730        5,925,333         5,919,217
                                                   ===============   ==============  ===============   ===============


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

Segment information for the twenty-four weeks ended June 15, 2003 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    ------------
Revenues from external
   customers                                        $    25,949,248  $    1,051,495    $      845,765   $  27,846,508
Intersegment revenues                                             -       1,171,083                 -       1,171,083
General and
   administrative expenses                                        -               -         2,121,899       2,121,899
Advertising expenses                                              -               -           880,860         880,860
Depreciation and amortization                               767,920          46,001           131,976         945,897
Net interest expense                                              -          68,358           562,532         630,890
Income (loss) before income taxes                         3,296,979         102,376        (2,680,365)        718,990



Segment information for the twenty-four weeks ended June 16, 2002 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    26,559,567  $      796,479    $      836,447   $  28,192,493
Intersegment revenues                                             -       1,194,719                 -       1,194,719
General and
   administrative expenses                                        -               -         1,956,234       1,956,234
Advertising expenses                                              -               -           891,357         891,357
Depreciation and
   amortization                                             745,986          37,662           126,213         909,861
Net interest expense                                              -          70,584           393,888         464,472
Income (loss) before income taxes and
cumulative effect of a change in accounting
principle                                                 2,816,112          41,584        (2,314,439)        543,257

Segment information for the twelve weeks ended June 15, 2003 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    13,303,918  $      542,706    $      446,715   $  14,293,339
Intersegment revenues                                             -         609,141                 -         609,141
General and
   administrative expenses                                        -               -         1,039,911       1,039,911
Advertising expenses                                              -               -           449,679         449,679
Depreciation and amortization                               392,811          23,160            66,060         482,031
Net interest expense                                              -          34,179           275,571         309,750
Income (loss) before income taxes                         1,694,446          58,184        (1,298,557)        454,073

Segment information for the twelve weeks ended June 16, 2002 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    13,095,974  $      414,593    $      497,171   $  14,007,738
Intersegment revenues                                             -         621,890                 -         621,890
General and
   administrative expenses                                        -               -           973,072         973,072
Advertising expenses                                              -               -           437,442         437,442
Depreciation and
   amortization                                             371,373          18,831            62,338         452,542
Net interest expense                                              -          35,292           195,102         230,394
Income (loss) before income taxes and
cumulative effect of a change in accounting
principle                                                 1,316,413          28,284        (1,047,522)        297,175

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
                                     =============

9.  INCOME TAXES

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the twenty-four weeks and twelve weeks ended June 15, 2003 and June 16, 2002 have been provided for at an estimated effective tax rate of 44%. The effective tax rate differs from the statutory federal tax rate of 34% due substantially to the impact of permanent timing differences.

10.  INVOLUNTARY CONVERSION OF NON-MONETARY ASSETS

As a result of a fire July 11, 2002 at a Company-owned restaurant in Ohio, an involuntary conversion of a non-monetary asset occurred. During the twenty-four weeks ended June 15, 2003, the Company recorded as other revenues approximately $30,000 of business interruption income which was reimbursed by the Company's insurance.

11.  CONTINGENCIES

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $25,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of June 15, 2003, the reserve balance is approximately $54,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented, but instead acted as a broker. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of approximately $500,000 which includes a $405,000 commitment fee plus additional charges, fees and costs related to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of June 15, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

We are also subject to claims and legal actions in the ordinary course of our business. Certain of these claims and actions may involve related parties. We believe that all such claims and actions are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

12.  SUBSEQUENT EVENTS

On June 16, 2003, the Company's Board of Directors approved a one-for-5000 reverse stock split to be immediately followed by a 5000-for-one forward stock split, subject to stockholder approval. Persons otherwise entitled to receive less than one share in the reverse stock split would receive cash in the amount of $1.10 per share. The Board had preliminarily approved the transaction on May 19, 2003, subject to receipt of a fairness opinion from FTN Financial Securities Corp. ("FTN"), financial advisor to the special committee of the Board, and stockholder approval. On June 16, 2003, the Board approved the transaction following the Committee's receipt of a fairness opinion with regard to the per share cash amount to be paid in the reverse split from FTN and the recommendation of the special committee. The transaction is subject to the approval of the stockholders. Stockholders will be asked to approve the transaction at the annual meeting of stockholders currently expected to be held in September. The transaction, if approved by the stockholders, would reduce the number of stockholders below the level at which the Company would be required to continue to file reports with the SEC, and the Company's stock would no longer be traded on the Nasdaq Small Cap Market. Any trading of the Company's common stock after the transaction would only occur in the "pink sheets" or in privately negotiated sales. Company's management currently estimates that the total funds required to pay the consideration to stockholders entitled to receive cash for their shares and to pay fees and expenses relating to the transaction will be approximately $1.0 million. Cash reserves will be used to fund the transaction. If the above described transaction is completed, the remaining stockholders will be asked to approve a conversion of the Company from a Delaware corporation to a Delaware limited liability company. The conversion would be accomplished through the transfer of the Company's assets and liabilities to a newly-formed Delaware limited liability company and liquidation of the existing Delaware corporation. No additional equity contributions to the Company or the limited liability company would be required.

Subsequent to June 15, 2003, the Company purchased 2.2 acres of land in Dublin, Ohio for approximately $630,000 and entered into a $975,000 contract for the construction of a 5,100 square foot Tumbleweed restaurant. The total project cost, including preopening costs, is currently estimated at $2,600,000. The Company is currently negotiating construction financing in the amount of $1,300,000 with a term of eighteen months. Upon its maturity, the Company plans to replace the construction loan with permanent financing. In negotiating such financing, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to the Company's management. The remaining project cost will be funded by cash reserves and an equipment operating lease.

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

As of June 15, 2003, we owned, franchised or licensed 57 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 21 franchised restaurants in Indiana, Illinois, Kentucky and Wisconsin and five licensed restaurants located outside the United States in Germany, Jordan, Egypt, England and Turkey.

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


                                                              Twenty-Four                      Twelve Weeks
                                                              Weeks Ended                         Ended
                                                    -------------------------------   ------------------------------
                                                       June 15,         June 16,        June 15,         June 16,
                                                         2003             2002            2003             2002
                                                    --------------    -------------   -------------    -------------
Revenues:
   Restaurant sales                                           93.2%            94.2%           93.1%            93.5%
   Commissary sales                                            3.8              2.8             3.8              2.9
   Franchise fees and royalties                                2.3              1.9             2.4              2.1
   Other revenues                                              0.7              1.1             0.7              1.5
                                                    --------------    -------------   -------------    -------------
     Total revenues                                          100.0            100.0           100.0            100.0
Operating expenses:
   Restaurant cost of sales (1)                               29.1             30.3            29.1             30.4
   Commissary cost of sales (2)                               85.9             89.3            85.1             88.0
   Operating expenses (1)                                     54.2             55.2            54.0             55.5
   Selling, general and administrative expenses               10.8             10.1            10.4             10.1
   Preopening expenses                                         0.1                -             0.1                -
   Depreciation and amortization                               3.4              3.2             3.4              3.2
                                                    --------------    -------------   -------------    -------------
     Total operating expenses                                 95.2             96.4            94.7             96.2
                                                    --------------    -------------   -------------    -------------
     Income from operations                                    4.8              3.6             5.3              3.8
Interest expense, net                                         (2.3)            (1.7)           (2.1)            (1.7)
                                                    --------------    -------------   -------------    -------------
Income before income taxes and cumulative
    effect of a change in accounting principle                 2.5              1.9             3.2              2.1
Provision for income taxes - current
   and deferred                                                1.1              0.8             1.4              0.9
                                                    --------------    -------------   -------------    -------------
Income before cumulative effect of a
   change in accounting principle                              1.4              1.1             1.8              1.2
Cumulative effect of a change in accounting
   principle, net of tax                                         -             (5.3)              -                -
                                                    --------------    -------------   -------------    -------------
Net income (loss)                                              1.4%            (4.2)%           1.8 %            1.2%
                                                    ==============    =============   =============    =============


(1)   As percentage of restaurant sales.
(2)   As percentage of commissary sales.



COMPARISON OF THE FIRST TWO QUARTERS OF 2003 AND 2002

Total revenues decreased by $345,985 or 1.2% for the first two quarters of 2003 compared to the same period in 2002 primarily as a result of the following:

   Restaurant sales decreased by $610,319 or 2.3% for the first two quarters of 2003 compared to the same period in 2002. The decrease in restaurant sales is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February 2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. The decrease in restaurant sales is partially offset by a 0.4% increase in same store sales for the first two quarters of 2003 and a 2.0% menu price increase in mid-February 2003.

   Commissary sales to franchised and licensed restaurants and non-affiliated restaurant concepts increased by $255,016 or 32.0% for the first two quarters of 2003 compared to the same period in 2002. The increase in commissary sales is primarily a result of an increase in sales to non-affiliated restaurant concepts and the addition of two franchised restaurants during 2003.

   Franchise fees and royalties increased by $93,952 or 17.3% for the first two quarters of 2003 compared to the same period in 2002. Franchise income increased $70,000 as a result of having two franchise restaurant openings in the first two quarters of 2003 compared to no franchise restaurant openings during the first two quarters of 2002. Royalty income increased $18,952 primarily as a result of the two franchise restaurant openings during the first two quarters of 2003.

   Other revenues decreased by $84,634 or 28.7% for the first two quarters of 2003 compared to the same period in 2002 partially as a result of a temporary decrease in purchasing rebates. The decrease in other revenues can also be attributed to recognizing as income, in 2002, $55,000 of development fees which were forfeited by a franchisee. There was no similar income in 2003. The decrease in other revenues is partially offset by $30,000 of insurance proceeds (business interruption income recorded as other revenue in 2003) which were a result of a fire in July 2002 at a Company-owned restaurant. There was no similar income in the first two quarters of 2002.

Restaurant cost of sales decreased by $497,490 or 6.2% for the first two quarters of 2003 compared to the same period in 2002. The decrease in restaurant cost of sales is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February 2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. Restaurant cost of sales decreased as a percentage of restaurant sales by 1.2% to 29.1% for the first two quarters of 2003 compared to 30.3% during the same period in 2002. The 1.2% decrease in cost of sales as a percentage of restaurant sales is primarily the result of improved operating efficiencies and lower product costs at the restaurant level combined with a 2.0% menu price increase in mid-February 2003.

Commissary cost of sales increased $191,778 or 27.0% for the first two quarters of 2003 compared to the same period in 2002. The increase in commissary cost of sales is due primarily to the increase in sales. As a percentage of commissary sales, commissary cost of sales decreased 3.4% for the first two quarters of 2003 compared to the same period in 2002 as a result of an increase in sales to non-affiliated restaurant concepts.

Restaurant operating expenses decreased by $602,493 or 4.1% for the first two quarters of 2003 compared to the same period in 2002. The decrease in operating expenses is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February
2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. Operating expenses decreased as a percentage of restaurant sales by 1.0% to 54.2% for the first two quarters of 2003 from 55.2% for the same period in 2002 primarily as a result of decreased hourly labor costs and administrative costs and as a result of a 2.0% menu price increase in mid-February 2003.

Selling, general and administrative expenses increased by $155,168 or 5.4% for the first two quarters of 2003 compared to the same period in 2002. The increase in selling, general and administrative expenses is primarily a result of training costs incurred as a result of two franchise restaurant openings in the first two quarters of 2003 (no similar expense was incurred in the first two quarters of 2002) and increased management development costs for Company-owned restaurants. As a percentage to total revenues, selling, general and administrative expenses were 10.8% and 10.1% for the first two quarters of 2003 and 2002, respectively.

Preopening expenses were $28,865 for the first two quarters of 2003. These expenses represent the portion of preopening costs which were incurred in connection with the 2003 reopening of the restaurant which had been destroyed by fire in July 2002 that were not recoverable from insurance.

Depreciation and amortization expense increased $36,036 or 4.0% for the first two quarters of 2003 compared to the same period in 2002 primarily as a result of capital improvements made to existing Company-owned restaurants.

Net interest expense increased $166,418 or 35.8% for the first two quarters of 2003 compared to the same period in 2002. The increase in net interest expense is primarily a result of the approximately $3.2 million of additional debt the Company incurred in connection with the debt refinancing which was completed on December 31, 2002. See below for a further discussion of this transaction.

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the first two quarters of 2003 and 2002 have been provided for at an estimated effective tax rate of 44%. The effective tax rate differs from the statutory federal tax rate of 34% due substantially to the impact of permanent timing differences.

COMPARISON OF THE SECOND QUARTER OF 2003 AND 2002

Total revenues increased by $285,601 or 2.0% for the second quarter of 2003 compared to the same period in 2002 primarily as a result of the following:

   Restaurant sales increased by $207,944 or 1.6% for the second quarter of 2003 compared to the same period in 2002. The increase in restaurant sales is primarily a result of a 2.4% increase in same store sales and a 2.0% menu price increase in mid-February 2003. The increase in restaurant sales is partially offset by the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002.

   Commissary sales to franchised and licensed restaurants and non-affiliated restaurant concepts increased by $128,113 or 30.9% for the second quarter of 2003 compared to the same period in 2002. The increase in commissary sales is primarily a result of an increase in sales to non-affiliated restaurant concepts and the addition of two franchised restaurants during 2003.

   Franchise fees and royalties increased $58,953 or 20.2% for the second quarter of 2003 compared to the same period in 2002. Franchise income increased $35,000 primarily as a result of having one franchise restaurant opening in the second quarter of 2003 compared to no franchise restaurant openings during the second quarter of 2002. Royalty income increased $23,953 primarily as a result of two franchise restaurant openings during the first two quarters of 2003.

   Other revenues decreased by $109,409 or 53.2% for the second quarter of 2003 compared to the same period in 2002 partially as a result of a temporary decrease in purchasing rebates. The decrease in other revenues can also be attributed to recognizing as income, in the second quarter of 2002, $55,000 of development fees which were forfeited by a franchisee. There was no similar income in 2003.

Restaurant cost of sales decreased by $105,620 or 2.7% for the second quarter of 2003 compared to the same period in 2002. The decrease in restaurant cost of sales is primarily a result of the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. Restaurant cost of sales decreased as a percentage of sales by 1.3% to 29.1% for the second quarter of 2003 compared to 30.4% during the same period in 2002. The 1.3% decrease in cost of sales as a percentage of restaurant sales is primarily the result of improved operating efficiencies and lower product costs at the restaurant level combined with a 2.0% menu price increase in mid-February 2003.

Commissary cost of sales increased $96,924 or 26.6% for the second quarter of 2003 compared to the same period in 2002. The increase in commissary cost of sales is due primarily to the increase in sales. As a percentage of commissary sales, commissary cost of sales decreased 2.9% for the second quarter of 2003 compared to the same period in 2002 as a result of an increase in sales to non-affiliated restaurant concepts.

Restaurant operating expenses decreased by $79,387 or 1.1% for the second quarter of 2003 compared to the same period in 2002. Operating expenses decreased as a percentage of restaurant sales by 1.5% to 54.0% for the second quarter of 2003 from 55.5% for the same period in 2002 primarily as a result of decreased hourly labor costs and administrative costs and as a result of a 2.0% menu price increase in mid-February 2003.

Selling, general and administrative expenses increased by $79,076 or 5.6% for the second quarter of 2003 compared to the same period in 2002. The increase in selling, general and administrative expenses is primarily a result of training costs incurred as a result of a franchise restaurant opening in the second quarter of 2003 (no similar expense was incurred in the second quarter of 2002) and increased management development costs for Company-owned restaurants. As a percentage to total revenues, selling, general and administrative expenses were 10.4% and 10.1% for the second quarter of 2003 and 2002, respectively.

Preopening expenses were $28,865 for the second quarter of 2003. These expenses represent the portion of preopening costs which were incurred in connection with the 2003 reopening of the restaurant which had been destroyed by fire in July 2002 that were not recoverable from insurance.

Depreciation and amortization expense increased $29,489 or 6.5% for the second quarter of 2003 compared to the same period in 2002 primarily as a result of capital improvements made to existing Company-owned restaurants.

Net interest expense increased $79,356 or 34.4% for the second quarter of 2003 compared to the same period in 2002.

The increase in net interest expense for the second quarter is primarily a result of the approximately $3.2 million of additional debt the Company incurred in connection with the debt refinancing which was completed December 31, 2002. See below for a further discussion of this transaction.

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the second quarter of 2003 and 2002 have been provided for at an estimated effective tax rate of 44%. The effective tax rate differs from the statutory federal tax rate of 34% due substantially to the impact of permanent timing differences.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2002, the Company completed an $18.0 million financing package with GE Capital Franchise Finance Corporation (GE). The loan was divided into two real estate loans totaling $14.5 million secured by fifteen fee simple properties, one loan ($7,122,000) bearing interest at a fixed rate of 8.52% for 15 years and the other ($7,378,000) at a variable rate of LIBOR plus 4.20% over 15 years. The Company also entered into two equipment loan agreements totaling $3.5 million secured by substantially all the equipment of the Company. One equipment loan ($1,750,000) bears interest at a fixed rate of 8.32% over 10 years while the other equipment loan ($1,750,000) has a variable rate of LIBOR plus 4.20% over 10 years. The financing package consolidated all of the Company's outstanding debt and provides approximately $1.7 million for the remodel, modernization and / or upgrade of the properties described in the renovation agreements signed with GE. The Company has until June 30, 2004 to complete the renovations, unless the Company obtains GE's written consent for an extension of such date. Additionally, the financing package provides for $1.2 million to be used for expansion of Company restaurants. The loan imposes restrictions on the Company with respect to the maintenance of certain financial covenants, the incurrence of indebtedness, the sale of assets and capital expenditures. The Company is required to maintain two separate Fixed Charge Coverage Ratios. One is a Corporate Fixed Charge Coverage Ratio of 1.25:1 based on results of the entire company and the second, an aggregate Fixed Charge Coverage Ratio of at least 1.25:1 on the properties used as collateral on these loans. Both ratios are determined as of the last day of each fiscal year with respect to the twelve-month period of time immediately preceding the date of determination. The Company must also maintain a Funded Debt to EBITDA ratio not to exceed 5.5 to 1.0, determined as of the last day of each fiscal quarter for the twelve-month period of time immediately preceding the date of determination. With the exception of new store development, the Company shall not incur debt in excess of $500,000 per year without prior written consent of GE. The Company is in compliance with various financial covenants at the end of the second quarter of 2003, and management expects to be in compliance with the financial covenants throughout 2003.

Our capital needs during the first two quarters of 2003 arose from the reconstruction of a restaurant facility which was damaged by fire in July 2002 and the maintenance and improvement of existing restaurant facilities. Our capital needs during the first two quarters of 2002 arose from the maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was primarily insurance proceeds received in 2002 and 2003. The maintenance and improvement expenditures were funded by internally generated cash flow. The 2003 maintenance and improvement expenditures were also partially funded by the $1.7 million generated from the debt refinancing, as discussed above.

The table below provides certain information regarding our sources and uses of cash for the periods presented.


                                           Twenty-Four          Twenty-Four
                                           Weeks Ended          Weeks Ended
                                             June 15,            June 16,
                                               2003                2002
                                         ----------------    -----------------
Net cash provided by operations         $       2,262,027   $          815,468
Purchases of property and equipment            (1,056,461)            (350,537)
Business acquisition                                    -             (267,000)
Net borrowings (payments) on long-term
   debt and capital lease obligations           3,010,382             (623,345)

The Company's largest use of funds during the first two quarters of 2003 was for the reconstruction of a restaurant facility which was damaged by fire in July 2002 (restaurant reopened in mid-February 2003), for payments of long-term debt and for the maintenance and improvement of existing restaurant facilities. The Company's largest source of funds during the first two quarters of 2003 was proceeds from the debt refinancing, cash reserves, cash flow from operations and insurance proceeds for the property and equipment which was destroyed in July 2002. The Company's largest use of funds during the first two quarters of 2002 was for the payment of long-term debt and capital lease obligations and for the acquisition of the remaining 50% interest in TW-Springhurst. The Company's largest source of funds during the first two quarters of 2002 was proceeds from the Company's two mortgage revolving lines of credit and cash flow from operations. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

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

In the next 12 months, the Company expects the demand on future liquidity to be principally from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities. As of June 15, 2003, the Company had no material commitments for the construction of new restaurants, maintenance or improvement of existing restaurant facilities. In addition to the $1.2 million reserve established as a result of the GE financing package, the Company will utilize mortgage, sale/leaseback and/or landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants the Company plans to open in the next 12 months. The remaining costs will be funded by available cash reserves and cash provided from operations. Management believes such sources will be sufficient to fund the Company's expansion plans the next 12 months. Should the Company's actual results of operations fall short of, or the Company's rate of expansion significantly exceed plans, or should the Company's costs of capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company's management.

On June 16, 2003, the Company's Board of Directors approved a one-for-5000 reverse stock split to be immediately followed by a 5000-for-one forward stock split, subject to stockholder approval. Persons otherwise entitled to receive less than one share in the reverse stock split would receive cash in the amount of $1.10 per share. The Board had preliminarily approved the transaction on May 19, 2003, subject to receipt of a fairness opinion from FTN Financial Securities Corp. ("FTN"), financial advisor to the special committee of the Board, and stockholder approval. On June 16, 2003, the Board approved the transaction following the Committee's receipt of a fairness opinion with regard to the per share cash amount to be paid in the reverse split from FTN and the recommendation of the special committee. The transaction is subject to the approval of the stockholders. Stockholders will be asked to approve the transaction at the annual meeting of stockholders currently expected to be held in September. The transaction, if approved by the stockholders, would reduce the number of stockholders below the level at which the Company would be required to continue to file reports with the SEC, and the Company's stock would no longer be traded on the Nasdaq Small Cap Market. Any trading of the Company's common stock after the transaction would only occur in the "pink sheets" or in privately negotiated sales. Company's management currently estimates that the total funds required to pay the consideration to stockholders entitled to receive cash for their shares and to pay fees and expenses relating to the transaction will be approximately $1.0 million. Cash reserves will be used to fund the transaction. If the above described transaction is completed, the remaining stockholders will be asked to approve a conversion of the Company from a Delaware corporation to a Delaware limited liability company. The conversion would be accomplished through the transfer of the Company's assets and liabilities to a newly-formed Delaware limited liability company and liquidation of the existing Delaware corporation. No additional equity contributions to the Company or the limited liability company would be required.

Subsequent to June 15, 2003, the Company purchased 2.2 acres of land in Dublin, Ohio for approximately $630,000 and entered into a $975,000 contract for the construction of a 5,100 square foot Tumbleweed restaurant. The total project cost, including preopening costs, is currently estimated at $2,600,000. The Company is currently negotiating construction financing in the amount of $1,300,000 with a term of eighteen months. Upon its maturity, the Company plans to replace the construction loan with permanent financing. In negotiating such financing, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to the Company's management. The remaining project cost will be funded by cash reserves and an equipment operating lease.

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $25,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of June 15, 2003, the reserve balance is approximately $54,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented, but instead acted as a broker. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of approximately $500,000 which includes a $405,000 commitment fee plus additional charges, fees and costs related to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of June 15, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company's primary market risk exposure with regards to financial instruments is changes in interest rates. The Company's debt bears interest at both fixed and variable rates. On June 15, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximately $460,000 decrease in fair value of debt and would increase annual interest expense on the variable rate mortgages by approximately $90,000.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $25,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of June 15, 2003, the reserve balance is approximately $54,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented, but instead acted as a broker. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of approximately $500,000 which includes a $405,000 commitment fee plus additional charges, fees and costs related to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of June 15, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

We are also subject to claims and legal actions in the ordinary course of our business. Certain of these claims and actions may involve related parties. We believe that all such claims and actions are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits  -

  Exhibit 31 Certifications pursuant to Section 302, of the Sarbanes-Oxley Act of 2002

  Exhibit 32        Certifications  pursuant to Section 1350,  Chapter
                    63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K

         On May 19, 2003, Tumbleweed, Inc. (the Company) filed Form 8-K to report under Item 5 that its Board of Directors had preliminarily approved a proposed one-for-5000 reverse stock split to be immediately followed by a 5000-for-one forward stock split.

         On June 16, 2003, the Company filed Form 8-K to report under Item 5 that its Board of Directors had approved a one-for-5000 reverse stock split to be immediately followed by a 5000-for-one forward stock split. The Board approved the transaction following the Special Committee's receipt of a fairness opinion with regard to the per share cash amount to be paid in the reverse split from FTN Financial Securities Corp. and the recommendation of the Special Committee. The transaction is subject to the approval of stockholders. Stockholders will be asked to approve the transaction at the annual meeting of stockholders currently expected to be held in September. The transaction, if approved by stockholders, would reduce the number of stockholders below the level at which the Company would be required to continue to file reports with the SEC.

         Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Dated:       July 29, 2003                             Tumbleweed, Inc.

                                           By:  /s/   Glennon F. Mattingly
                                                      --------------------
                                                      Glennon F. Mattingly
                                                      Senior Vice President
                                                      Chief Financial Officer