Form 10-Q
period 2003-09-07
TUMBLEWEED INC
filed 2003-10-21
CIK 1064535

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

                For the quarterly period ended September 7, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X      No ____
                     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X
                                                        -----

The number of shares of common stock, par value of $.01 per share, outstanding on October 15, 2003 was 5,916,153.

                                TUMBLEWEED, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
  Item 1. Financial Statements (Unaudited)
    a)  Consolidated Statements of Operations for the thirty-six weeks
        and twelve weeks ended September 7, 2003 and September 8, 2002        3
    b)  Consolidated Balance Sheets as of September 7, 2003 and
        December 29, 2002                                                     4
    c)  Consolidated Statements of Cash Flows for the thirty-six weeks
        ended September 7, 2003 and September 8, 2002                         5
    d)  Notes to Consolidated Financial Statements                            6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         22

  Item 4. Controls and Procedures                                            22

PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                                  23
  Item 6. Exhibits and Reports on Form 8-K                                   24

Signature                                                                    25

                                Tumbleweed, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                         Thirty-Six                     Twelve Weeks
                                                         Weeks Ended                        Ended
                                                -----------------------------   -----------------------------
                                                 September 7,   September 8,    September 7,    September 8,
                                                     2003           2002            2003            2002
                                                --------------  -------------   -------------   -------------
Revenues:
   Restaurant sales                            $    38,788,974 $   38,842,539  $   12,839,727  $   12,282,972
   Commissary sales                                  1,556,226      1,184,254         504,731         387,775
   Franchise fees and royalties                        978,226        842,695         342,717         301,138
   Other revenues                                      280,873        433,857          70,616         138,967
                                                --------------  -------------   -------------   -------------

Total revenues                                      41,604,299     41,303,345      13,757,791      13,110,852

Operating expenses:
   Restaurant cost of sales                         11,365,157     11,734,799       3,807,245       3,679,397
   Commissary cost of sales                          1,313,716      1,058,016         410,341         346,419
   Operating expenses                               21,169,816     21,571,863       7,111,996       6,911,550
   Selling, general and administrative
      expenses                                       4,369,118      4,058,398       1,366,359       1,210,807
   Preopening expenses                                  65,846              -          36,981               -
   Depreciation and amortization                     1,429,047      1,356,633         483,150         446,772
                                                --------------  -------------   -------------   -------------

Total operating expenses                            39,712,700     39,779,709      13,216,072      12,594,945
                                                --------------  -------------   -------------   -------------

Income from operations                               1,891,599      1,523,636         541,719         515,907

Interest expense, net                                 (933,450)      (699,960)       (302,560)       (235,488)
                                                --------------  -------------   -------------   -------------

Income before income taxes and cumulative
   effect of a change in accounting principle          958,149        823,676         239,159         280,419
Provision for income taxes - current and
   deferred                                            421,586        477,731         105,230         238,698
                                                --------------  -------------   -------------   -------------

Income before cumulative effect of a change
   in accounting principle                             536,563        345,945         133,929          41,721
Cumulative effect of a change in accounting
   principle, net of tax ($845,873)                          -     (1,503,773)              -               -
                                                --------------  -------------   -------------   -------------
Net income (loss)                              $       536,563 $   (1,157,828) $      133,929  $       41,721
                                                ==============  =============   =============   =============

Basic and diluted earnings (loss) per share:
    Income before cumulative effect of a
       change in accounting principle          $          0.09 $         0.06  $         0.02  $         0.01
    Cumulative effect of a change in accounting
       principle, net of tax                                 -          (0.25)              -               -
                                                --------------  -------------   -------------   -------------
    Net income (loss)                          $          0.09 $        (0.19) $         0.02  $         0.01
                                                ==============  =============   =============   =============

See accompanying notes.

                                Tumbleweed, Inc.
                           Consolidated Balance Sheets


                                                                            As of
                                                                         September 7,           As of
                                                                             2003           December 29,
                                                                         (Unaudited)            2002
                                                                        --------------     ---------------
Assets
Current assets:
   Cash and cash equivalents                                           $     4,272,896    $      1,334,631
   Accounts receivable                                                         544,260             942,241
   Inventories                                                               1,969,855           1,786,207
   Prepaid expenses and other assets                                           840,003             601,751
                                                                        --------------     ---------------
Total current assets                                                         7,627,014           4,664,830
Property and equipment, net                                                 27,788,029          26,699,920
Goodwill                                                                       174,657             174,657
Intangible assets, net                                                       1,523,453           1,524,530
Deferred income taxes                                                          226,411             281,840
Other assets                                                                   866,798             631,365
                                                                        --------------     ---------------
Total assets                                                           $    38,206,362    $     33,977,142
                                                                        ==============     ===============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $     1,994,187    $      1,292,871
   Accrued liabilities                                                       2,630,585           2,951,024
   Deferred income taxes                                                       307,961             153,249
   Current maturities on long-term
     debt and capital leases                                                   922,025           1,191,874
                                                                        --------------     ---------------
Total current liabilities                                                    5,854,758           5,589,018

Long-term liabilities:
   Long-term debt, less current maturities                                  16,894,812          13,251,083
   Capital lease obligations, less current maturities                        1,180,871           1,437,683
   Other liabilities                                                           105,000              65,000
                                                                        --------------     ---------------
Total long-term liabilities                                                 18,180,683          14,753,766
                                                                        --------------     ---------------
Total liabilities                                                           24,035,441          20,342,784

Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued
     and outstanding                                                                 -                   -
   Common stock, $.01 par value, 16,500,000 shares authorized;
     5,958,553 shares issued at September 7, 2003 and
     December 29, 2002                                                          59,587              59,587
   Paid-in capital                                                          16,393,235          16,393,235
   Treasury stock, 42,400 shares                                              (254,695)           (254,695)
   Retained deficit                                                         (2,027,206)         (2,563,769)
                                                                        --------------     ---------------
     Total stockholders' equity                                             14,170,921          13,634,358
                                                                        --------------     ---------------
Total liabilities and stockholders' equity                             $    38,206,362    $     33,977,142
                                                                        ==============     ===============

See accompanying notes.

                                Tumbleweed, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                          Thirty-Six           Thirty-Six
                                                                          Weeks Ended         Weeks Ended
                                                                         September 7,         September 8,
                                                                             2003                 2002
                                                                       -----------------    ----------------

Operating activities:
   Net income (loss)                                                  $          536,563   $      (1,157,828)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
        Depreciation and amortization                                          1,429,047           1,356,633
        Provision for doubtful accounts                                                -              (4,202)
        Deferred income taxes                                                    210,141            (309,030)
        Loss on disposition of property and equipment                             98,232              72,735
        Cumulative effect of a change in accounting
            principle                                                                  -           2,349,646
        Changes in operating assets and liabilities:
          Accounts receivable                                                    397,981            (233,453)
          Income tax receivable (payable)                                        379,645               4,593
          Inventories                                                           (183,648)            (45,393)
          Prepaid expenses                                                      (642,239)            (35,779)
          Other assets                                                          (248,364)           (165,767)
          Accounts payable                                                       701,316             451,699
          Accrued liabilities                                                   (320,439)           (901,328)
          Other liabilities                                                       40,000             (55,000)
                                                                       -----------------    ----------------
Net cash provided by operating activities                                      2,398,235           1,327,526

Investing activities:
    Purchases of property and equipment                                       (2,577,038)           (630,905)
   Business acquisition                                                                -            (150,000)
                                                                       -----------------    ----------------
Net cash used in investing activities                                         (2,577,038)           (780,905)

Financing activities:
   Proceeds from issuance of long-term debt                                   18,322,877           1,014,812
   Payments on long-term debt and capital lease obligations                  (15,205,809)         (2,047,255)
                                                                       -----------------    ----------------
Net cash provided by (used in) financing activities                            3,117,068          (1,032,443)
                                                                       -----------------    ----------------

Net increase (decrease) in cash and cash equivalents                           2,938,265            (485,822)

Cash and cash equivalents at beginning of period                               1,334,631             757,266
                                                                       -----------------    ----------------
Cash and cash equivalents at end of period                            $        4,272,896   $         271,444
                                                                       =================    ================


See accompanying notes.

                                TUMBLEWEED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                September 7, 2003


1.  BASIS OF PRESENTATION

Restaurant Facilities

As of September 7, 2003, the Company owned, franchised or licensed 56 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 21 franchised restaurants located in Indiana, Illinois, Kentucky and Wisconsin and four licensed restaurants located outside the United States in Germany, Jordan, Egypt and Turkey. The following table reflects changes in the number of Company-owned, franchise and licensed restaurants during the thirty-six weeks ended September 7, 2003.


Company-owned restaurants:
     In operation, beginning of period                31
     Restaurants opened                                0
     Restaurants closed                                0
                                                --------
     In operation, end of period                      31

Franchise and licensed restaurants:
     In operation, beginning of period                25
     Restaurants opened                                2
     Restaurants closed                               (2)
                                                --------
     In operation, end of period                      25
                                                --------
         System Total                                 56
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

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of a change in accounting principle and normal recurring accruals, which are necessary for a fair presentation. The results of operations for the thirty-six weeks and twelve weeks ended September 7, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2003.


Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for the Company in 2003. SFAS No. 145 eliminates SFAS No. 4, which required all gains (losses) from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, and thus, gains (losses) from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No.145 rescinds SFAS No. 44 and 64 because the statements are no longer applicable. Tumbleweed will adopt SFAS No. 145 in 2003 which will result in reclassifying its loss on unamortized loan costs, which occured during the fourth quarter of 2002,from an extraordinary item to an operating item in the Consolidated Statement of Operations for the fiscal year ended December 29, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 was originally effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 (the quarter beginning June 16, 2003 for the Company). However, on October 8, 2003, the FASB delayed the effective date for consolidating variable interests created before February 1, 2003 until the end of the period ending after December 15, 2003 (December 28, 2003 for the Company). The Company's management continues to evaluate the requirements of FIN 46 with respect to the Company's specific facts, including but not limited to certain advertising funds and franchise agreements, in order to determine the impact, if any, on its financial statements.

Stock-Based Compensation Costs

The Company has a stock-based compensation (stock option) plan which is described more fully in the Company's Form 10-K. The Company accounts for the plan using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Because all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of operations. Had stock-based compensation cost for the plan been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's consolidated net income and earnings per share would have been as follows for the thirty-six weeks and twelve weeks ended September 7, 2003 and September 8, 2002:


                                                      Thirty-Six                          Twelve
                                                     Weeks Ended                        Weeks Ended
                                            ------------------------------    -------------------------------
                                             September 7,    September 8,      September 7,     September 8,
                                                 2003            2002              2003             2002
                                            --------------  --------------    ---------------   -------------
Net income (loss) as reported              $       536,563 $    (1,157,828)  $        133,929  $       41,721
Stock-based compensation cost using fair
   value method, net of related tax effects        356,944         539,502             94,829         158,267
                                            --------------  --------------    ---------------   -------------
Pro forma net income (loss)                $       179,619 $    (1,697,330)  $         39,100  $     (116,546)
                                            ==============  ==============    ===============   =============

Earnings (loss) per share:
   Basic and diluted, as reported          $          0.09 $         (0.19)  $           0.02  $         0.01
   Pro forma basic and diluted                        0.03           (0.29)              0.01           (0.02)

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

During the fourth quarter of 2002, the Company completed the annual test of impairment and determined that there was no impairment of the $174,657 goodwill acquired during the purchase of the remaining 50% interest in TW-Springhurst nor the $1,455,966 in Tumbleweed licensing rights acquired from Tumbleweed
International,   LLC.  See  Notes  7  and  8  for  further  discussion  of  this transaction.

The Company acquired Tumbleweed International, LLC (see Note 8) during the first quarter of 2002, which resulted in the acquisition of an intangible asset in the amount of $1,525,966 and is included in the corporate segment. The intangible asset consists of $1,455,966 in international licensing rights, which are indefinitely lived assets not subject to amortization under SFAS No. 142, and $70,000 of existing franchise contracts, which are definite lived assets amortized over the 45 year contract period. During the first three quarters of 2003, the Company recorded amortization expense totaling $1,077 for the definite lived intangible. The amortization expense for each of the next five years will approximate $1,555 per year.

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:


                                                               September 7,        December 29,
                                                                   2003                2002
                                                              ---------------     --------------

Accrued payroll and related taxes                            $      1,080,626    $       979,082
Accrued taxes, other than payroll                                   1,022,499            609,900
Gift card and certificate liability                                   233,193            524,870
Reserve for loss on guarantees of indebtedness                         44,034             74,573
Reserve for store closing costs                                       208,449            290,990
Other                                                                  41,784            471,609
                                                              ---------------     --------------
                                                             $      2,630,585    $     2,951,024
                                                              ===============     ==============

4.   LONG-TERM DEBT

Long-term debt consists of:


                                                               September 7,        December 29,
                                                                   2003                2002
                                                              ---------------     ---------------
Secured mortgage payable, bearing interest at LIBOR plus
4.20% (5.3% at September 7, 2003), payable in monthly
installments through January 1, 2018                         $      7,157,938    $              -

Secured mortgage payable, bearing interest at 8.52%, payable
in monthly installments through January 1, 2018                     6,961,671                   -

Secured mortgage payable, bearing interest at 8.32%, payable
in monthly installments through January 1, 2013                     1,673,264                   -

Secured mortgage payable, bearing interest at LIBOR plus
4.20% (5.3% at September 7, 2003), payable in monthly
installments through January 1, 2013                                1,659,764                   -

Secured $1,300,000 note payable, bearing interest at prime
rate plus 1/2% (4.5% at September 7, 2003), due February 1,
2005                                                                  322,878                   -

Secured $5,960,000 mortgage revolving line of credit note,
bearing interest at prime rate plus .25%, due December 31,
2003                                                                        -           5,801,148

Secured mortgage note payable, bearing interest at
commercial paper rate plus 2.65%, due April 1, 2003                         -           2,130,342


                              (Continued next page)



                                                               September 7,        December 29,
                                                                   2003                2002
                                                              ---------------     ---------------

Secured mortgage payable, bearing interest at 7.5%,
payable in monthly installments through January 22, 2007
with a lump sum payment due February 22, 2002                $              -    $      1,395,253

Secured mortgage note payable, bearing interest at prime
rate plus 1%, payable in monthly installments through
October 1, 2017                                                             -             972,916

Secured mortgage note payable, bearing interest at 8.75%,
payable in monthly installments through February 15, 2008                   -             838,428


Secured $875,000 mortgage revolving line of credit note,
bearing interest at prime rate plus 2.0%, due April 1, 2003                 -             874,868

Secured mortgage note payable, bearing interest at prime
rate, payable in monthly installments through March 1,
2006                                                                        -             570,604

Secured mortgage note payable, bearing interest at prime
rate plus  1.25%, payable in monthly installments through
November 27, 2016                                                           -             521,875

Secured mortgage note payable, bearing interest at
10.52%, payable in monthly installments through August                      -             319,373
18, 2005

Unsecured note payable bearing interest at 7.5%, due
February 22, 2007                                                           -             282,113

Other installment notes payable                                             -             288,703
                                                              ---------------     ---------------

                                                                   17,775,515          13,995,623
Less current maturities                                               880,703             744,540
                                                              ---------------     ---------------
Long-term debt                                               $     16,894,812    $     13,251,083
                                                              ===============     ===============

Based on the borrowing rates currently available to the Company for mortgages with similar terms and average maturities, the fair value of long term debt approximates carrying value.

On December 31, 2002, the Company completed an $18.0 million financing package with GE Capital Franchise Finance Corporation. The financing package consolidated all of the Company's outstanding debt and equipment capital leases and provided approximately $2.9 million for the remodel and expansion of Company restaurants. The debt bears interest at both fixed rates ranging from 8.32% to 8.52% ($8,872,000) and a variable rate of LIBOR plus 4.20% ($9,128,000) with terms of 10 to 15 years. The debt is secured by fifteen fee simple properties and substantially all of the equipment owned by the Company with a net book value of approximately $22,500,000 at September 7, 2003. The Company is in compliance with various financial covenants at the end of the third quarter of 2003 and management expects to be in compliance with the various financial covenants throughout 2003.

On August 4, 2003, the Company obtained construction financing in the amount of $1,300,000. The note bears interest at the prime rate plus 1/2% and is due February 1, 2005. At September 7, 2003, the note had a balance of $322,878. The proceeds of the loan along with cash reserves and an equipment operating lease will be used to fund the estimated new restaurant facility construction cost of $2,600,000. The restaurant is located in Dublin, Ohio and is currently expected to open in the fourth quarter of 2003. Upon its maturity, the Company plans to replace the construction loan with permanent financing.

5.  EARNINGS PER SHARE

The following is a  reconciliation  of the Company's basic and diluted  earnings
(loss) per share data for the thirty-six weeks and twelve weeks ended September 7, 2003 and September 8, 2002 in accordance with SFAS 128, "Earnings per Share."


                                                     Thirty-Six        Thirty-Six     Twelve Weeks      Twelve Weeks
                                                     Weeks Ended      Weeks Ended         Ended             Ended
                                                    September 7,      September 8,    September 7,      September 8,
                                                        2003              2002            2003              2002
                                                   ---------------   --------------  ---------------   ---------------
Numerator:
    Income before cumulative effect of a
       change in accounting principle             $        536,563  $       345,945 $        133,929  $         41,721
    Cumulative effect of a change in accounting
       principle, net of tax                                     -       (1,503,773)               -                 -
                                                   ---------------   --------------  ---------------   ---------------
    Net income (loss)                             $        536,563  $    (1,157,828)$        133,929  $         41,721
                                                   ===============   ==============  ===============   ===============

Denominator:
    Weighted average shares outstanding - basic          5,916,153        5,916,153        5,916,153         5,916,153
    Effect of dilutive securities:
        Director and employee stock options                  8,986            7,324            9,266             8,052
                                                   ---------------   --------------  ---------------   ---------------
    Denominator for diluted earnings per share
    - adjusted weighted average and assumed
    conversions                                          5,925,139        5,923,477        5,925,419         5,924,205
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

Segment information for the thirty-six weeks ended September 7, 2003 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    ------------
Revenues from external
   customers                                        $    38,788,974  $    1,556,226    $    1,259,099   $  41,604,299
Intersegment revenues                                             -       1,742,694                 -       1,742,694
General and
   administrative expenses                                        -               -         3,054,193       3,054,193
Advertising expenses                                              -               -         1,314,925       1,314,925
Depreciation and amortization                             1,164,213          68,645           196,189       1,429,047
Net interest expense                                              -         102,537           830,913         933,450
Income (loss) before income taxes                         4,674,318         174,037        (3,890,206 )       958,149


Segment information for the thirty-six weeks ended September 8, 2002 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    38,842,539  $    1,184,254    $    1,276,552   $  41,303,345
Intersegment revenues                                             -       1,776,380                 -       1,776,380
General and
   administrative expenses                                        -               -         2,749,542       2,749,542
Advertising expenses                                              -               -         1,308,856       1,308,856
Depreciation and
   amortization                                           1,110,979          56,493           189,161       1,356,633
Net interest expense                                              -         105,876           594,084         699,960
Income (loss) before income taxes and
   cumulative effect of a change in accounting
   principle                                              3,997,506          61,287        (3,235,108 )       823,676

Segment information for the twelve weeks ended September 7, 2003 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    12,839,727  $      504,731    $      413,333   $  13,757,791
Intersegment revenues                                             -         571,607                 -         571,607
General and
   administrative expenses                                        -               -           932,294         932,294
Advertising expenses                                              -               -           434,065         434,065
Depreciation and amortization                               396,293          22,644            64,213         483,150
Net interest expense                                              -          34,179           268,381         302,560
Income (loss) before income taxes                         1,377,339          71,661        (1,209,841 )       239,159

Segment information for the twelve weeks ended September 8, 2002 is as follows:


                                                       Restaurant       Commissary        Corporate         Totals
                                                      -------------    ------------     -------------    -------------
Revenues from external
   customers                                        $    12,282,972  $      387,775    $      440,105   $  13,110,852
Intersegment revenues                                             -         581,661                 -         581,661
General and
   administrative expenses                                        -               -           793,308         793,308
Advertising expenses                                              -               -           417,499         417,499
Depreciation and
   amortization                                             364,993          18,831            62,948         446,772
Net interest expense                                              -          35,292           200,196         235,488
Income (loss) before income taxes and
   cumulative effect of a change in accounting
   principle                                              1,181,394          19,694          (920,669 )       280,419

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
                                     =============

9.  INCOME TAXES

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the thirty-six weeks ended September 7, 2003 and September 8, 2002 have been provided for at an estimated effective tax rate of 44% and 58%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% substantially due to the impact of permanent differences.

10.  INVOLUNTARY CONVERSION OF NON-MONETARY ASSETS

As a result of a fire on July 11, 2002 at a Company-owned restaurant in Ohio, an involuntary conversion of a non- monetary asset occurred. During the thirty-six weeks ended September 7, 2003 and September 8, 2002, the Company recorded as other revenues approximately $34,000 and $70,000, respectively, of business interruption income which was reimbursed by the Company's insurance.

11.  COMMITMENTS AND CONTINGENCIES

At September 7, 2003, the Company had a commitment of approximately $860,000 for the completion of the construction of one restaurant facility. The commitment will be funded by proceeds from the $1,300,000 note payable which had a balance of $322,878 at September 7, 2003 (see Note 4).

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $17,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of September 7, 2003, the reserve balance is approximately $44,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of approximately $500,000 which includes a $405,000 commitment fee plus additional charges, fees and costs related to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of September 7, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

We are also subject to claims and legal actions in the ordinary course of our business. Certain of these claims and actions may involve related parties. We believe that all such claims and actions are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

12.  OTHER EVENTS

On June 16, 2003, the Company's Board of Directors approved a one-for-5000 reverse stock split to be immediately followed by a 5000-for-one forward stock split, subject to stockholder approval. Persons otherwise entitled to receive less than one share in the reverse stock split would receive cash in the amount of $1.10 per share. The Board preliminarily approved the transaction on May 19, 2003, subject to receipt of a fairness opinion from FTN Financial Securities Corp. ("FTN"), financial advisor to the special committee of the Board, and stockholder approval. On June 16, 2003, the Board approved the transaction following the Committee's receipt of a fairness opinion with regard to the per share cash amount to be paid in the reverse split from FTN and the recommendation of the special committee. The transaction is subject to the approval of the stockholders. Stockholders will be asked to approve the transaction at the annual meeting of stockholders currently expected to be held in the fourth quarter of 2003. The transaction, if approved by the stockholders, would reduce the number of stockholders below the level at which the Company would be required to continue to file reports with the SEC, and the Company's stock would no longer be traded on the Nasdaq Small Cap Market. Any trading of the Company's common stock after the transaction would only occur in the "pink sheets" or in privately negotiated sales. Company's management currently estimates that the total funds required to pay the consideration to stockholders entitled to receive cash for their shares and to pay fees and expenses relating to the transaction will be approximately $1.0 million. Cash reserves will be used to fund the transaction. If the above described transaction is completed, it is expected that the remaining stockholders will be asked to approve a conversion of the Company from a Delaware corporation to a Delaware limited liability company. The conversion would be accomplished through the transfer of the Company's assets and liabilities to a newly-formed Delaware limited liability company and liquidation of the existing Delaware corporation. No additional equity contributions to the Company or the limited liability company would be required.

13.  SUBSEQUENT EVENTS

Subsequent to September 7, 2003, the Company purchased approximately 1.5 acres of land in Louisville, Kentucky for approximately $824,000. The Company plans to construct a 5,100 square foot Tumbleweed restaurant on this property. The total project cost, including preopening costs, is currently estimated at $2,500,000. The Company currently anticipates using sale leaseback financing and cash reserves to fund the project cost.

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

As of September 7, 2003, we owned, franchised or licensed 56 Tumbleweed restaurants. The Company owned and operated 31 restaurants in Kentucky, Indiana and Ohio. There were 21 franchised restaurants in Indiana, Illinois, Kentucky and Wisconsin and four licensed restaurants located outside the United States in Germany, Jordan, Egypt and Turkey.

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


                                                              Thirty-Six                       Twelve Weeks
                                                              Weeks Ended                         Ended
                                                    -------------------------------   ------------------------------
                                                     September 7,     September 8,    September 7,     September 8,
                                                         2003             2002            2003             2002
                                                    --------------    -------------   -------------    -------------
Revenues:
   Restaurant sales                                           93.2%            94.0%           93.3%            93.7%
   Commissary sales                                            3.7              2.9             3.7              3.0
   Franchise fees and royalties                                2.4              2.0             2.5              2.3
   Other revenues                                              0.7              1.1             0.5              1.0
                                                    --------------    -------------   -------------    -------------
     Total revenues                                          100.0            100.0           100.0            100.0
Operating expenses:
   Restaurant cost of sales (1)                               29.3             30.2            29.7             30.0
   Commissary cost of sales (2)                               84.4             89.3            81.3             89.3
   Operating expenses (1)                                     54.6             55.5            55.4             56.3
   Selling, general and administrative expenses               10.5              9.8             9.9              9.2
   Preopening expenses                                         0.2                -             0.3                -
   Depreciation and amortization                               3.4              3.3             3.5              3.4
                                                    --------------    -------------   -------------    -------------
     Total operating expenses                                 95.5             96.3            96.1             96.1
                                                    --------------    -------------   -------------    -------------
     Income from operations                                    4.5              3.7             3.9              3.9
Interest expense, net                                         (2.2)            (1.7)           (2.2)            (1.8)
                                                    --------------    -------------   -------------    -------------
Income before income taxes and cumulative
    effect of a change in accounting principle                 2.3              2.0             1.7              2.1
Provision for income taxes - current
   and deferred                                                1.0              1.2             0.7              1.8
                                                    --------------    -------------   -------------    -------------
Income before cumulative effect of a
   change in accounting principle                              1.3              0.8             1.0              0.3
Cumulative effect of a change in accounting
   principle, net of tax                                         -             (3.6)              -                -
                                                    --------------    -------------   -------------    -------------
Net income (loss)                                              1.3%            (2.8)%           1.0 %            0.3%
                                                    ==============    =============   =============    =============

 (1)   As percentage of restaurant sales.
 (2)   As percentage of commissary sales.



COMPARISON OF THE FIRST THREE QUARTERS OF 2003 AND 2002

Total revenues increased by $300,954 or 0.7% for the first three quarters of 2003 compared to the same period in 2002 primarily as a result of the following:

   Restaurant sales decreased by $53,565 or 0.1% for the first three quarters of 2003 compared to the same period in 2002. The decrease in restaurant sales is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February 2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. The decrease in restaurant sales is partially offset by a 0.7% increase in same store sales for the first three quarters of 2003 and a 2.0% menu price increase in mid-February 2003.

   Commissary sales to franchised and licensed restaurants and non-affiliated restaurant concepts increased by $371,972 or 31.4% for the first three quarters of 2003 compared to the same period in 2002. The increase in commissary sales is primarily a result of an increase in sales to non-affiliated restaurant concepts and the addition of two franchised restaurants during 2003.

   Franchise fees and royalties increased by $135,531 or 16.1% for the first three quarters of 2003 compared to the same period in 2002. Franchise income increased $70,000 as a result of having two franchise restaurant openings in the first three quarters of 2003 compared to no franchise restaurant openings during the first three quarters of 2002. Royalty income increased $65,531 primarily as a result of the two franchise restaurant openings during the first three quarters of 2003 and increased royalties received from international licensees.

   Other revenues decreased by $152,984 or 35.3% for the first three quarters of 2003 compared to the same period in 2002 partially as a result of a temporary decrease in purchasing rebates. The decrease in other revenues can also be attributed to recognizing as income, in 2002, $55,000 of development fees which were forfeited by a franchisee. There was no similar income in 2003. Additionally, the decrease in other income is due to the fact that other income for the 2002 period includes $70,000 of insurance proceeds (business interruption income) compared to $34,000 of insurance proceeds in the 2003 period. The insurance proceeds were a result of a fire which occurred at a Company-owned restaurant in July 2002.

Restaurant cost of sales decreased by $369,642 or 3.1% for the first three quarters of 2003 compared to the same period in 2002. The decrease in restaurant cost of sales is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February 2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. Restaurant cost of sales decreased as a percentage of restaurant sales by 0.9% to 29.3% for the first three quarters of 2003 compared to 30.2% during the same period in 2002. The 0.9% decrease in cost of sales as a percentage of restaurant sales is primarily the result of improved operating efficiencies and lower product costs at the restaurant level combined with a 2.0% menu price increase in mid-February 2003.

Commissary cost of sales increased $255,700 or 24.2% for the first three quarters of 2003 compared to the same period in 2002. The increase in commissary cost of sales is due primarily to the increase in sales. As a percentage of commissary sales, commissary cost of sales decreased 4.9% for the first three quarters of 2003 compared to the same period in 2002 primarily as a result of an increase in sales to non-affiliated restaurant concepts.

Restaurant operating expenses decreased by $402,047 or 1.9% for the first three quarters of 2003 compared to the same period in 2002. The decrease in operating expenses is primarily a result of the closing of four Company-owned restaurants during the first quarter of 2002, the temporary closing of one Company-owned restaurant in July 2002 as a result of a fire (restaurant reopened mid-February
2003), and the sale of one Company-owned restaurant to a franchisee during the second quarter of 2002. Operating expenses decreased as a percentage of restaurant sales by 0.9% to 54.6% for the first three quarters of 2003 from 55.5% for the same period in 2002 primarily as a result of decreased hourly labor costs and administrative costs and a 2.0% menu price increase in mid-February 2003.

Selling, general and administrative expenses increased by $310,720 or 7.7% for the first three quarters of 2003 compared to the same period in 2002. The increase in selling, general and administrative expenses is primarily a result of training costs incurred as a result of two franchise restaurant openings in the first three quarters of 2003 (no similar expense was incurred in the first three quarters of 2002), increased management development costs for Company-owned restaurants and increased incentive based compensation costs. As a percentage to total revenues, selling, general and administrative expenses were 10.5% and 9.8% for the first three quarters of 2003 and 2002, respectively.

Preopening expenses were $65,846 for the first three quarters of 2003. These expenses represent the portion of preopening costs which were incurred in connection with the 2003 reopening of the restaurant which had been destroyed by fire in July 2002 that were not recoverable from insurance and start-up costs incurred in connection with the opening of two restaurants. These costs are expensed as incurred and will fluctuate based on the size of the restaurant and the number of restaurant locations which are in the process of being prepared for opening. The Company is currently preparing for restaurant openings in late 2003 and early 2004.

Depreciation and amortization expense increased $72,414 or 5.3% for the first three quarters of 2003 compared to the same period in 2002 primarily as a result of capital improvements made to existing Company-owned restaurants.

Net interest expense increased $233,490 or 33.4% for the first three quarters of 2003 compared to the same period in 2002. The increase in net interest expense is primarily a result of the approximately $3.2 million of additional debt the Company incurred in connection with the debt refinancing which was completed on December 31, 2002. See "Liquidity and Capital Resources" section below for a further discussion of this transaction.

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the first three quarters of 2003 and 2002 have been provided for at an estimated effective tax rate of 44% and 58%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% substantially due to the impact of permanent differences.

COMPARISON OF THE THIRD QUARTER OF 2003 AND 2002

Total revenues increased by $646,939 or 4.9% for the third quarter of 2003 compared to the same period in 2002 primarily as a result of the following:

   Restaurant sales increased by $556,755 or 4.5% for the third quarter of 2003 compared to the same period in 2002. The increase in restaurant sales is primarily due to the fact that a Company-owned restaurant which had been destroyed by fire in the third quarter of 2002 (July) was reopened in early 2003 (February). The increase in restaurant sales is also a result of a 1.3% increase in same store sales for the third quarter of 2003 and a 2.0% menu price increase in mid- February 2003.

   Commissary sales to franchised and licensed restaurants and non-affiliated restaurant concepts increased by $116,956 or 30.2% for the third quarter of 2003 compared to the same period in 2002. The increase in commissary sales is primarily a result of an increase in sales to non-affiliated restaurant concepts and the addition of two franchised restaurants during 2003.

   Franchise fees and royalties increased $41,579 or 13.8% for the third quarter of 2003 compared to the same period in 2002. Royalty income increased $41,579 primarily as a result of two franchise restaurant openings during the first two quarters of 2003 and increased royalties received from international licensees. There was no franchise income in either the 2003 or 2002 periods.

   Other revenues decreased by $68,351 or 49.2% for the third quarter of 2003 compared to the same period in 2002. The decrease in other revenues is due to the fact that the 2002 period includes $70,000 of insurance proceeds (business interruption income recorded as other revenue in 2002) which were a result of a fire in July 2002 at a Company-owned restaurant. There was no similar income in the same period of 2003.

Restaurant cost of sales increased by $127,848 or 3.5% for the third quarter of 2003 compared to the same period in 2002. The increase in restaurant cost of sales is primarily due to the fact that a Company-owned restaurant which had been destroyed by fire in the third quarter of 2002 (July) was reopened in early 2003 (February). Restaurant cost of sales decreased as a percentage of sales by 0.3% to 29.7% for the third quarter of 2003 compared to 30.0% during the same period in 2002. The 0.3% decrease in cost of sales as a percentage of restaurant sales is primarily the result of improved operating efficiencies and lower product costs at the restaurant level combined with a 2.0% menu price increase in mid- February 2003.

Commissary cost of sales increased $63,922 or 18.4% for the third quarter of 2003 compared to the same period in 2002. The increase in commissary cost of sales is due primarily to the increase in sales. As a percentage of commissary sales, commissary cost of sales decreased 8.0% for the third quarter of 2003 compared to the same period in 2002 as a result of an increase in sales to non-affiliated restaurant concepts.

Restaurant operating expenses increased by $200,446 or 2.9% for the third quarter of 2003 compared to the same period in 2002 due to the fact that a Company-owned restaurant which had been destroyed by fire in the third quarter of 2002 (July) was reopened in early 2003 (February). Operating expenses decreased as a percentage of restaurant sales by 0.9% to 55.4% for the third quarter of 2003 from 56.3% for the same period in 2002 primarily as a result of decreased hourly labor costs and administrative costs and a 2.0% menu price increase in mid-February 2003.

Selling, general and administrative expenses increased by $155,552 or 12.8% for the third quarter of 2003 compared to the same period in 2002. The increase in selling, general and administrative expenses is primarily a result of increased incentive based compensation costs. As a percentage to total revenues, selling, general and administrative expenses were 9.9% and 9.2% for the third quarter of 2003 and 2002, respectively.

Preopening expenses were $36,981 for the third quarter of 2003. The expenses represent start-up costs incurred in connection with the opening of two restaurants. These costs are expensed as incurred and will fluctuate based on the size of the restaurant and the number of restaurant locations which are in the process of being prepared for opening. The

Company is currently preparing for restaurant openings in late 2003 and early 2004.

Depreciation and amortization expense increased $36,378 or 8.1% for the third quarter of 2003 compared to the same period in 2002 primarily as a result of capital improvements made to existing Company-owned restaurants.

Net interest expense increased $67,072 or 28.5% for the third quarter of 2003 compared to the same period in 2002. The increase in net interest expense for the third quarter is primarily a result of the approximately $3.2 million of additional debt the Company incurred in connection with the debt refinancing which was completed December 31, 2002. See below for a further discussion of this transaction.

Income taxes on the Company's income before income taxes and cumulative effect of a change in accounting principle for the third quarter of 2003 and 2002 have been provided for at an estimated effective tax rate of 44% and 85%, respectively. The effective tax rate differs from the statutory federal tax rate of 34% substantially due to the impact of permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2002, the Company completed an $18.0 million financing package with GE Capital Franchise Finance Corporation (GE). The loan was divided into two real estate loans totaling $14.5 million secured by fifteen fee simple properties, one loan ($7,122,000 original amount) bearing interest at a fixed rate of 8.52% for 15 years and the other ($7,378,000 original amount) at a variable rate of LIBOR plus 4.20% over 15 years. The Company also entered into two equipment loan agreements totaling $3.5 million secured by substantially all the equipment of the Company. One equipment loan ($1,750,000 original amount) bears interest at a fixed rate of 8.32% over 10 years while the other equipment loan ($1,750,000 original amount) has a variable rate of LIBOR plus 4.20% over 10 years. The financing package consolidated all of the Company's outstanding debt and provides approximately $1.7 million for the remodel, modernization and / or upgrade of the properties described in the renovation agreements signed with GE. The Company has until June 30, 2004 to complete the renovations, unless the Company obtains GE's written consent for an extension of such date. Additionally, the financing package provides for $1.2 million to be used for expansion of Company restaurants. The loan imposes restrictions on the Company with respect to the maintenance of certain financial covenants, the incurrence of indebtedness, the sale of assets and capital expenditures. The Company is required to maintain two separate Fixed Charge Coverage Ratios. One is a Corporate Fixed Charge Coverage Ratio of 1.25:1 based on results of the entire company and the second, an aggregate Fixed Charge Coverage Ratio of at least 1.25:1 on the properties used as collateral on these loans. Both ratios are determined as of the last day of each fiscal year with respect to the twelve-month period of time immediately preceding the date of determination. The Company must also maintain a Funded Debt to EBITDA ratio not to exceed 5.5 to 1.0, determined as of the last day of each fiscal quarter for the twelve-month period of time immediately preceding the date of determination. With the exception of new store development, the Company shall not incur debt in excess of $500,000 per year without prior written consent of GE. The Company is in compliance with various financial covenants at the end of the third quarter of 2003, and management expects to be in compliance with the financial covenants throughout 2003.

On August 4, 2003, the Company obtained construction financing in the amount of $1,300,000. The note bears interest at the prime rate plus 1/2% and is due February 1, 2005. At September 7, 2003, the note had a balance of $322,878. The proceeds of the loan along with cash reserves and an equipment operating lease will be used to fund the estimated construction cost of $2,600,000. Upon its maturity, the Company plans to replace the construction loan with permanent financing. In negotiating such financing, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to the Company's management.

Our capital needs during the first three quarters of 2003 arose from the reconstruction of a restaurant facility which was damaged by fire in July 2002, the maintenance and improvement of existing restaurant facilities, the purchase of 2.2 acres of land in Dublin, Ohio and the commencement of construction of a restaurant facility on this site which is anticipated to open during the fourth quarter of 2003. Our capital needs during the first three quarters of 2002 arose from the maintenance and improvement of existing restaurant facilities. The source of capital to fund the reconstruction was primarily insurance proceeds received in 2002 and 2003. The maintenance and improvement expenditures were funded by internally generated cash flow. The 2003 maintenance and improvement expenditures were also partially funded by the $1.7 million generated from the debt refinancing, as discussed above. The source of capital to fund the land purchase and restaurant facility construction costs was the $1.2 million generated from the $18.0 million financing package and the $1.3 million construction loan. (See discussion above regarding both loans).

The table below provides certain information regarding our sources and uses of cash for the periods presented.


                                            Thirty-Six          Thirty-Six
                                           Weeks Ended          Weeks Ended
                                           September 7,        September 8,
                                               2003                2002
                                         ----------------    -----------------
Net cash provided by operations         $       2,398,235   $        1,327,526
Purchases of property and equipment            (2,577,038)            (630,905)
Business acquisition                                    -             (150,000)
Net borrowings (payments) on long-term
   debt and capital lease obligations           3,117,068           (1,032,443)

The Company's largest use of funds during the first three quarters of 2003 was for the reconstruction of a restaurant facility which was damaged by fire in July 2002 (restaurant reopened in mid-February 2003), payments of long-term debt, maintenance and improvement of existing restaurant facilities, the purchase of land in Dublin, Ohio, and restaurant facility construction costs. The Company's largest sources of funds during the first three quarters of 2003 were proceeds from the debt refinancing, cash reserves, cash flow from operations, and insurance proceeds for the property and equipment which was destroyed in July 2002. The Company's largest use of funds during the first three quarters of 2002 was for the payment of long-term debt and capital lease obligations and for the acquisition of the remaining 50% interest in TW-Springhurst. The Company's largest sources of funds during the first three quarters of 2002 were proceeds from the Company's two mortgage revolving lines of credit and cash flow from operations. Sales are predominantly for cash and the business does not require the maintenance of significant receivables or inventories. In addition, it is common within the restaurant industry to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

We both own and lease our restaurant facilities. Management determines whether to acquire or lease a restaurant facility based on its evaluation of the financing alternatives available for a particular site.

In the next 12 months, the Company expects to construct one to two additional restaurant facilities in addition to the restaurant facility currently under construction. Our ability to expand our number of restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond our control. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which we intend to operate. There can be no assurance that we will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that our new restaurants will generate sales revenue or profit margins consistent with those of our existing restaurants, or that these new restaurants will be operated profitably.

In the next 12 months, the Company expects the demand on future liquidity to be principally from the ongoing maintenance and improvement of existing restaurant facilities and from the construction of one to two additional restaurant facilities in addition to the restaurant facility currently under construction. At September 7, 2003, the Company had a commitment of approximately $860,000 for the completion of the construction of one restaurant facility. The commitment will be funded by proceeds from the $1,300,000 note payable which had a balance of $322,878 at September 7, 2003. In addition to the $1.2 million reserve established as a result of the GE financing package, the Company will utilize mortgage, sale/leaseback and/or landlord financing, as well as equipment leasing and financing, for a portion of the development costs of restaurants the Company plans to open in the next 12 months. The remaining costs will be funded by available cash reserves and cash provided from operations. Management believes such sources will be sufficient to fund the Company's expansion plans in the next 12 months. Should the Company's actual results of operations fall short of, or the Company's rate of expansion significantly exceed plans, or should the Company's costs of capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company's management.

On June 16, 2003, the Company's Board of Directors approved a one-for-5000 reverse stock split to be immediately followed by a 5000-for-one forward stock split, subject to stockholder approval. Persons otherwise entitled to receive less than one share in the reverse stock split would receive cash in the amount of $1.10 per share. The Board preliminarily approved the transaction on May 19, 2003, subject to receipt of a fairness opinion from FTN Financial

Securities Corp. ("FTN"), financial advisor to the special committee of the Board, and stockholder approval. On June 16, 2003, the Board approved the transaction following the Committee's receipt of a fairness opinion with regard to the per share cash amount to be paid in the reverse split from FTN and the recommendation of the special committee. The transaction is subject to the approval of the stockholders. Stockholders will be asked to approve the transaction at the annual meeting of stockholders currently expected to be held in the fourth quarter of 2003. The transaction, if approved by the stockholders, would reduce the number of stockholders below the level at which the Company would be required to continue to file reports with the SEC, and the Company's stock would no longer be traded on the Nasdaq Small Cap Market. Any trading of the Company's common stock after the transaction would only occur in the "pink sheets" or in privately negotiated sales. Company's management currently estimates that the total funds required to pay the consideration to stockholders entitled to receive cash for their shares and to pay fees and expenses relating to the transaction will be approximately $1.0 million. Cash reserves will be used to fund the transaction. If the above described transaction is completed, it is expected that the remaining stockholders will be asked to approve a conversion of the Company from a Delaware corporation to a Delaware limited liability company. The conversion would be accomplished through the transfer of the Company's assets and liabilities to a newly-formed Delaware limited liability company and liquidation of the existing Delaware corporation. No additional equity contributions to the Company or the limited liability company would be required.

Subsequent to September 7, 2003, the Company purchased approximately 1.5 acres of land in Louisville, Kentucky for approximately $824,000. The Company plans to construct a 5,100 square foot Tumbleweed restaurant on this property. The total project cost, including preopening costs, is currently estimated at $2,500,000. The Company currently anticipates using sale leaseback financing and cash reserves to fund the project cost. In negotiating such financing, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to the Company's management.

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $17,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of September 7, 2003, the reserve balance is approximately $44,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of approximately $500,000 which includes a $405,000 commitment fee plus additional charges, fees and costs related to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of September 7, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative transactions or speculate on the future direction of interest rates. The Company's primary market risk exposure with regards to financial instruments is changes in interest rates. The Company's debt bears interest at both fixed and variable rates. On September 7, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximately $450,000 decrease in fair value of debt and would increase annual interest expense on the variable rate mortgages by approximately $91,000.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness, design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner. There have been no significant changes in the Company's internal controls or in other factors that could significantly effect these controls subsequent to the date of the evaluation referred to above.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company guaranteed certain equipment leases with a bank for TW-Tennessee, LLC, a former franchisee (TW- Tennessee) of the Company in which the Company and David M. Roth, a Director of the Company, were formerly members. The Company has agreed to assume and pay one of the equipment leases totaling approximately $125,000 and remains contingently liable on two other equipment leases that currently have a remaining balance of approximately $17,000 which the Company believes will be assumed and paid by other guarantors. In the fourth quarter of 2001, the Company reserved $125,000 to cover its portion of the equipment lease it assumed. As of September 7, 2003, the reserve balance is approximately $44,000 which management believes is sufficient to satisfy the remaining lease obligation. The Company's management believes it will not incur significant additional losses in connection with this matter.

On December 16, 2002, the Company filed a Complaint in Jefferson County, Kentucky Circuit Court against American Federal, Inc. ("AFI") seeking a declaratory judgment that the Company has no contractual obligation to pay a commission to AFI, in connection with a Conditional Commitment entered into between AFI and the Company and is seeking damages for fraud and misrepresentation when AFI provided a commitment for a $20.1 million financing which the Company believes AFI never intended to fund as they had represented. In response, AFI filed suit in the United States District Court for the Eastern District of Missouri seeking payment of approximately $500,000 which includes a $405,000 commitment fee plus additional charges, fees and costs related to the Conditional Commitment, as well as damages for breach of contract, unjust enrichment and misrepresentation/fraud. This matter is in the early discovery stage. Management believes that AFI's claims are without merit, but it is too early to predict an outcome. The Company intends to vigorously defend itself in connection with this matter. As of September 7, 2003, the Company has not made an accrual in the accompanying consolidated financial statements for a potential liability in connection with this matter.

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


   (b)   Reports on Form 8-K

          On June 16, 2003, the Company filed Form 8-K to report under Item 5 that its Board of Directors had approved a one-for-5000 reverse stock split to be immediately followed by a 5000-for-one forward stock split. The Board approved the transaction following the Special Committee's receipt of a fairness opinion with regard to the per share cash amount to be paid in the reverse split from FTN Financial Securities Corp. and the recommendation of the Special Committee. The transaction is subject to the approval of stockholders. Stockholders will be asked to approve the transaction at the annual meeting of stockholders currently expected to be held in the fourth quarter of 2003. The transaction, if approved by stockholders, would reduce the number of stockholders below the level at which the Company would be required to continue to file reports with the SEC.

         Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 Dated:       October 21, 2003                       Tumbleweed, Inc.

                                       By:  /s/   Glennon F. Mattingly
                                                  --------------------
                                                  Glennon F. Mattingly
                                                  Senior Vice President
                                                  Chief Financial Officer